Form 10QSB
period 2000-03-31
MILLIONAIRE COM
filed 2000-06-26
CIK 1079916

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended -      March 31, 2000
                                  ----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                         to
                                ----------------------     ---------------------

                      Commission File Number   000-28601
                                              -------------

                                MILLIONAIRE.COM
              ---------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Nevada                                    23-2970840
     ------------------                   ------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

           18 Plantation Park Drive, Bluffton, South Carolina 29910
    ----------------------------------------------------------------------
                   (Address of principal executive offices)

                                (843)  757-6600
                            -----------------------
                          (Issuer's telephone number)

               -------------------------------------------------
                (Former name, former address and former fiscal
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No    .
                                                               ---     ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes      No    .
                                                  ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 23, 2000: 8,763,095 shares $.01 par value common stock.
                              ---------

Transitional Small Business Disclosure Format  (check one) Yes      No  X .
                                                               ---     ---

                                  FORM 10-QSB
                       MILLIONAIRE.COM  AND SUBSIDIARIES
                               TABLE OF CONTENTS
                               -----------------

                                                                         PAGE
                                                                         ----
PART I.  Financial Information

         Item 1.   Financial Statements................................    3

         Item 2.   Management's Discussion and Analysis or Plan
                    of Operation.......................................    12

PART II. Other Information.............................................

         Item 6.   Exhibits and Reports on Form 8-K....................    16

SIGNATURES.............................................................    20

                                 PART I-ITEM 1

                       MILLIONAIRE.COM  AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2000
                                  (UNAUDITED)

                                    ASSETS

                                         March 31,     December 31,
                                           2000            1999
                                        -----------    ------------
                                        (Unaudited)
CURRENT ASSETS
 Cash                                   $  578,868     $    19,554
 Certificate of deposit                          -         253,198
 Accounts receivable - net                 264,190         440,049
 Inventories (Note 3)                      435,062         472,241
 Employee and related party advances       147,805               -
 Prepaid expenses and other                 74,226         153,258
                                        ----------     -----------

     Total current assets                1,500,151       1,338,300

EQUIPMENT AND SOFTWARE
  Equipment                                391,582         301,964
  Software                                 140,490         140,623
                                        ----------      ----------
                                           532,072         442,587
  Less accumulated depreciation             90,715          62,715
                                        ----------      ----------
                                           441,357         379,872

OTHER ASSETS
 Deposits                                   54,539          77,311
 Goodwill, net                              40,918          41,680
 Trademarks, net                         1,497,835       1,525,744
                                        ----------      ----------
                                         1,593,292       1,644,735
                                        ----------      ----------

                                        $3,534,800      $3,362,907
                                        ==========      ==========

The accompanying notes are an integral part of these statements.

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                   March 31,     December 31,
                                                     2000           1999
                                                  -----------    -----------
                                                  (Unaudited)
CURRENT LIABILITIES
 Accounts payable                                 $ 1,604,026    $ 1,844,030
 Due to related parties                                     -        132,267
 Accrued expenses                                     179,614         60,182
 Deferred revenue                                     218,446        186,590
 Notes payable                                          7,812          7,812
 Current portion of long-term note                     92,776         92,776
 Capitalized lease obligation, current portion          3,892          3,993
                                                  -----------    -----------

   Total current liabilities                        2,106,566      2,327,650

CAPITALIZED LEASE OBLIGATION                           15,427         16,082

LONG-TERM DEBT                                      1,194,295      1,194,295

CONVERTIBLE PREFERRED DEBT (Note 4)                 1,750,000              -

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock                                          4,063          3,915
  Preferred stock                                           -              -
  Additional paid-in capital                        8,302,512      6,538,660
  Retained earnings (deficit)                      (9,838,063)    (6,717,695)
                                                  -----------    -----------

   Total stockholders' equity (deficit)            (1,531,488)      (175,120)
                                                  -----------    -----------

                                                  $ 3,534,800    $ 3,362,907
                                                  ===========    ===========

                       Millionaire.com and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Quarters ended March 31,
                                                   -------------------------
                                                       2000          1999
                                                   ------------  -----------
                                                    (Unaudited)  (Unaudited)
Net sales
 Magazine sales                                    $    73,485   $    42,596
 Advertising sales                                     590,246       227,133
 Inventory sales                                       158,716        44,124
                                                   -----------   -----------
                                                       822,447       313,853

Cost of sales
 Publishing costs                                      368,644       173,228
 Inventory cost of sales                                64,296        43,637
                                                   -----------   -----------
                                                       432,940       216,865
                                                   -----------   -----------

     Gross profit                                      389,507        96,988
Operating expenses
 Employee compensation                                 419,136       306,274
 Selling and marketing                                 443,257       896,086
 Professional fees                                     396,938       155,037
 Depreciation and amortization                          56,671        32,063
 Rent                                                   97,274        63,040
 Bad debt expense                                      100,000             -
 Administrative (Note 5)                               672,358       213,493
                                                   -----------   -----------
                                                     2,185,634     1,665,993
                                                   -----------   -----------
     Loss from operations                           (1,796,127)   (1,569,005)

Other income (expenses)
 Interest income                                         7,741         8,466
 Interest expense (Note 4)                          (1,358,526)      (52,533)
 Other income                                           26,544        16,333
                                                   -----------   -----------
                                                    (1,324,241)      (27,734)
                                                   -----------   -----------
     Net loss before provision for income taxes     (3,120,368)   (1,596,739)
Income tax expense                                           -             -
                                                   -----------   -----------

     Net loss                                      $(3,120,368)  $(1,596,739)
                                                   ===========   ===========

Net loss per common share                          $     (0.36)  $     (0.19)
                                                   ===========   ===========

Weighted average number of shares
 Basic                                               8,736,677     8,479,370
                                                   ===========   ===========
 Diluted                                             8,736,677     8,479,370
                                                   ===========   ===========

The accompanying notes are an integral part of these statements.

                       Millionaire.com and Subsidiaries
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) March 31, 2000, December 31, 1999 and December 31, 1998


                                             Common Stock          Additional    Retained
                                         -----------------------    paid-in      Earnings
                                            Shares        Amount    capital     (Deficit)       Total
                                         ------------    -------  ----------  ------------  ------------
Balance, December 31, 1998                  7,900,000      3,200   3,934,375     (662,843)    3,274,732


Issuance of common shares                     600,095        600   1,499,400            -     1,500,000
Issuance of common shares
 for services                                  15,000         15      44,985            -        45,000
Issuance of common shares
 for services                                  25,000         25     137,475            -       137,500
Issuance of common shares
 for services                                  25,000         25     337,475            -       337,500
Issuance of common shares
 for employee services                         50,000         50      74,950            -        75,000
Vesting of compensatory
 stock options                                      -          -     510,000            -       510,000
Net loss                                            -          -           -   (6,054,852)   (6,054,852)
                                            ---------     ------  ----------  -----------   -----------

Balance, December 31, 1999                  8,615,095      3,915   6,538,660   (6,717,695)     (175,120)

Issuance of common shares (Note 5)            120,000        120     419,880            -       420,000
Issuance of common shares                      28,000         28      41,972            -        42,000
Issuance of convertible debt (Note 4)               -          -   1,302,000            -     1,302,000
Net loss                                            -          -           -   (3,120,368)   (3,120,368)
                                            ---------     ------  ----------  -----------   -----------

Balance, March 31, 2000 (unaudited)         8,763,095     $4,063  $8,302,512  $(9,838,063)  $(1,531,488)
                                            =========     ======  ==========  ===========   ===========

The accompanying notes are an integral part of this statement.

                       Millionaire.com and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Quarters ended March 31,
                                            ---------------------------
                                               2000            1999
                                            -----------     -----------
                                            (Unaudited)     (Unaudited)
Cash flows from operating
 activities
 Net loss                                   $(3,120,368)    $(1,596,739)
 Adjustments to reconcile
  net loss to net cash
  Provided by operating
   activities:
   Depreciation and
    amortization                                 56,671          11,993
   Beneficial conversion
    feature of convertible
    debt                                      1,302,000               -
   Issuance of common
    stock for services
    rendered                                    270,000         520,000
   Bad debt expense                            (100,000)              -
   Changes in operating
    assets and liabilities:
     Increase in accounts
      receivable                                275,859         (76,666)
     Increase in inventories                    37,179         (435,488)
     Increase in prepaid
      expenses and deposits                     101,804        (164,512)
     Increase (decrease)
      in accounts payable                      (240,004)        339,570
     Increase (decrease)
      in accrued expenses                       119,432          67,810
     Increase in deferred
      revenue                                    31,856         105,103
                                            -----------     -----------

      Net cash used in
       operating activities                  (1,265,571)     (1,228,929)

Cash flows from investing
 activities:
 Purchase of equipment and
  software                                      (89,485)       (162,030)
 Sale (purchase) of
  certificate of deposit                        253,198      (1,000,000)
                                            -----------     -----------

      Net cash used in
       investing activities                     163,713      (1,162,030)

Cash flows from financing
 activities:
 Principal payments on
  notes payable                                       -        (225,000)
 Net proceeds from
  (payments to) related
  parties                                      (280,072)              -
 Proceeds from issuance of
  convertible debt                            1,750,000               -
 Proceeds from common
  stock offering, net                           192,000       1,500,000
 Principal payments on
  long-term debt                                   (756)              -
                                            -----------     -----------

      Net cash provided by
       financing activities                   1,661,172       1,275,000
                                            -----------     -----------

Net increase (decrease) in
 cash and cash equivalents                      559,314      (1,115,959)
Cash and cash equivalents
 at beginning of year                            19,554       3,226,634
                                            -----------     -----------

Cash and cash equivalents
 at end of year                             $   578,868     $ 2,110,675
                                            ===========     ===========

Supplemental disclosure
-----------------------

 Interest paid                              $    56,526     $         -
                                            ===========     ===========

 Income taxes paid                          $         -     $         -
                                            ===========     ===========

                       Millionaire.com and Subsidiaries
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2000 and 1999
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

 The consolidated financial statements included in this report have been prepared by Millionaire.com (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited by an independent accountant. The consolidated financial statements include the accounts of the Company and its subsidiaries.

 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form 105B12G/A, for the year ended December 31, 1999. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

NOTE 2 - EARNINGS PER SHARE

 Basic net earnings per common share are based upon the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and warrants outstanding during the period.

NOTE 3 - INVENTORIES

 Inventories are comprised solely of antiques and other luxury goods. Inventories are stated at the lower of cost or market; cost is determined using the specific identification method. At December 31, 1999 and March 31, 2000 inventories are shown net of reserves of $64,141 and $102,106, respectively.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

 On January 24, 2000, the Company entered into two separate unsecured promissory notes payable. Both notes payable have substantially the same terms and totaled $1,750,000. The notes payable were received from current shareholders of the Company. The notes bear interest at 7% per annum. There are no required principal or interest payments on the notes until their maturities on January 24, 2001. The notes are convertible, at the option of the holders, to shares of common stock of the Company at any time prior to January 24, 2001 at a price of $1.25 per share. The excess of the aggregate fair value of common stock that the holder received upon issuance of the promissory notes approximated $1,302,000. This amount will be recorded as interest expense during the first quarter in the year ended December 31, 2000.

                       Millionaire.com and Subsidiaries
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            March 31, 2000 and 1999
                                  (Unaudited)

NOTE 5 - DISCOUNT ON SALE OF COMMON STOCK

 On January 14, 2000, the Company sold 120,000 shares of common stock, at $1.25 per share, to parties that provided investment banking services at $1.25 per share. At the date of this transaction, the quoted market price of the common stock was $3.50 per share. Accordingly, the Company recognized a $270,000 administrative expense related to the sale of stock.


NOTE 6 - SEGMENT INFORMATION

 The Company has two reportable segments magazine operations and auction operations.

 Reportable Segment Information
 ------------------------------

                                          Magazine      Auction
                                         Operations   Operations      Totals
                                         -----------  -----------  ------------
 For the quarter ended March 31, 2000
 ------------------------------------
  Revenues from external customers       $  663,731    $ 158,716   $   822,447
  Segment profit (loss)                    (927,595)    (240,945)   (1,168,540)
  Segment assets, net                     2,038,485      917,447     2,955,932

 For the quarter ended March 31, 1999
 ------------------------------------
  Revenues from external customers          269,729       44,124       313,853
  Segment profit (loss)                    (669,317)    (232,399)     (901,716)

 As of December 31, 1999
 -----------------------
  Segment assets, net                     2,175,742      914,413     3,090,155

                       Millionaire.com and Subsidiaries
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            March 31, 2000 and 1999
                                  (Unaudited)

NOTE 6 - SEGMENT INFORMATION - Continued

 Reconciliation to Consolidated Amounts
 --------------------------------------



                                                     For the quarter ended
                                                            March 31,
                                                        2000         1999
                                                    -----------   -----------
   Revenues
   --------

 Total external revenues for reportable segments    $   822,447   $   313,853
                                                    -----------   -----------

   Total consolidated revenues                      $   822,447   $   313,853
                                                    ===========   ===========

   Loss
   ----

 Total loss for reportable segments                 $(1,168,540)  $  (901,716)
 Unallocated amounts
  Corporate expense                                  (1,951,828)     (695,023)
                                                    -----------   -----------

  Consolidated loss before income taxes             $(3,120,368)  $(1,596,739)
                                                    ===========   ===========

   Assets
   ------

 Total assets for reportable segments               $ 2,955,932   $ 3,090,155
 Other unallocated assets                               578,868       272,752
                                                    -----------   -----------

   Total consolidated assets                        $ 3,534,800   $ 3,362,907
                                                    ===========   ===========

 At March 31, 2000 and December 31, 1999, the other unallocated assets were comprised solely of the total cash and certificate of deposit balance of the Company in the amounts of $578,868 and $272,752, respectively.

PART I-ITEM 2

                       MILLIONAIRE.COM  AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Revenue

 Revenues for the magazine are generated from the sale of advertising space as well as the sale of the magazines themselves through subscriptions, newsstand distribution and Company owned inventory sales. Revenues for the auction House are generated by the sale of Company owned items, commissions paid by consignors, buyer's premiums, retail trade and by selling inventory through auction houses not owned by the Company.

 Revenues for the first quarter of 2000 were $822,447 compared to $313,853 for the first quarter of 1999, an increase of $508,594 or 162.0%. The increase in revenues can be attributed to the Company adding qualified sales representatives to its staff.

 Bad debt expense for the first quarter of 2000 was $100,000 compared to $0 for the first quarter of 1999. The increase in bad debt expense can be attributed to clients who for various business and/or personal reasons have not been able to pay their invoices. After all other collection efforts failed, the Company is turning the accounts over to attorneys for collection. Until collected, the expense will remain on the Company's financials.

 Sources of Revenue Growth. Beginning with the July 1999 issue, the Company began publishing Millionaire magazine monthly, rather than quarterly. The "Billionaire" issue is presently a supplemental annual issue. Additionally, increased advertising has contributed to a larger page count. Newsstand sales have increased by 20% and subscription revenue has doubled.

 The Company has launched on its Web Site at millionaire.com a new catalog where individuals and companies alike can advertise items for sale, which generates advertising revenue for the Internet division. Likewise, the Company has launched a shopping mall with 1,700 stores available for lease at a rental rate of $3,000/year. Both the catalog and the mall will add additional advertising revenue and profits from product sales.

 Constraints on Revenue Growth. Delays in the development of the Company's web site resulted in less advertisement sales and fewer auctions being conducted than was originally planned. The delays were primarily due to the change in the control of the Board of Directors that resulted from the merger with The Great Gatsby's, Inc. Auction Gallery. This resulted in a change of the Internet team charged with the design and implementation of the web site. It was not until the merger was rescinded that the original board took back control of the Company and internally developed the income-producing site that exists today.

Gross Profit

 The cost of magazine publishing consists primarily of design, printing and distribution costs related to advertising and magazine sales. The Company has brought all design in house at savings of approximately $35,000 per month. A recently signed contract with Kable News has increased the circulation of the magazine. The larger print run has lowered the cost of each individual copy.

 The cost of goods sold for the auction house consists primarily of the cost of merchandise purchased whether sold on location or through other auction houses. Gross profit for the first quarter of 2000 amounted to $389,507 or 47.4% of net sales compared to $96,988 or 30.9% of net sales for the first quarter of 1999. The increase as a percentage of net sales is attributed to the Company's staff ability to resource inventory for resale at lower prices.


Operating Expenses

 Total operating expenses for the first quarter of 2000 were $2,185,634 (including bad debt expense) or 265.7% of net sales compared to $1,665,993 or 530.8% of net sales for the first quarter of 1999. The decrease as a percentage of net sales resulted from relatively lower expenses.

Interest Income (Expense) and Other Income, Net

 Interest and other income (expense), net, was $(1,324,241) for the first quarter of 2000 compared to $(27,734) for the first quarter of 1999. The increased net expense is attributable primarily to $1,302,000 charged to interest expense in the first quarter of 2000, representing the value assigned to the beneficial conversion feature of the convertible notes payable issued in January 2000.

Income Taxes

 The Company incurred a net loss of $(3,120,368) for the first quarter of 2000, of which $(1,302,000) was due to a charge against interest expense that represented the value assigned to the beneficial conversion feature of the convertible notes payable issued in January, 2000. This compared to a net loss of $(1,596,739) for the first quarter of 1999. There were no current or deferred provisions for income taxes. The net deferred tax assets arising from net operating loss carry forwards are fully reserved with a valuation allowance. The net operating losses begin expiring in 2019.


Liquidity and Capital Resources

 The Company had cash of $578,868 at March 31, 2000 compared to cash and certificates of deposit of $272,752 at December 31, 1999. The increase in cash was a result the receipt of $1,750,000 from an investor. The deficit in working capital was $(606,415) at March 31, 2000, compared to $(989,350) December 31, 1999.

 The Company's principal use of cash in the first quarter of 2000 was for operations. Cash used by operations was $1,265,571 in the first quarter of 2000. Cash used in operations consists of net loss plus a non-cash expense such as depreciation and deferred income tax expense and changes in operating assets and liabilities.

 Cash provided by financing activities was $1,661,172 in the first quarter of 2000, consisting primarily of cash proceeds from issuance of convertible debt.

 We anticipate requiring additional cash to support the anticipated growth in accounts receivable and for the purchase of inventory. Our operating expenses are expected to decrease over the next quarter. Until additional capital is raised to finance additional inventory the auction division is expected to incur losses.

 The Company intends to raise capital throughout the year to purchase certain highly profitable auction houses. We have contracted to hold several multi million dollar auctions this year where our Company equally shares revenues with Lycos. The Company is considering selling certain assets. By doing so the net worth of the Company could increase substantially, overhead would decrease allowing the Company to be profitable in all divisions before projected.

 We may consider alternative financing such as the issuance of additional equity or debt securities or obtaining further credit facilities.

 As of March 2000, management has engaged CIT to assist in collecting accounts receivable on a timely basis. It is anticipated that, as a working relationship is developed, a credit facility will evolve.

 Merger discussions with other luxury space providers are being considered to maximize the value of the existing assets and brand.


Forward Looking and Cautionary Statements

 This document contains certain forward-looking statements We generally identify forward-looking statements by the use of terminology such as "may," "will," "expect," "intend," "plan," "estimate," "anticipate," "believe," or similar phrases. We base these statements on our beliefs as well as assumptions we made using information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Our actual future performance could differ materially from these forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from our expectations include matters not yet known to us or not currently considered material by us.



PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            A. Exhibits - Exhibit 27 - Financial Data Schedule

            B. Reports on Form 8-K - None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    MILLIONAIRE.COM
                                    (Registrant)



Date: June 23, 2000                 By:  /s/ Robert L. White
                                        ----------------------------------------
                                        Robert L. White, Chief Executive Officer