Form 10QSB/A
period 2000-03-31
MILLIONAIRE COM
filed 2000-08-24
CIK 1079916

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A

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

                                 PART I-ITEM 1

                       MILLIONAIRE.COM  AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2000
                                  (UNAUDITED)

                                    ASSETS


                                         March 31,     December 31,
                                           2000            1999
                                        -----------    ------------
                                        (Unaudited)
CURRENT ASSETS
 Cash                                   $  578,868     $    19,554
 Certificate of deposit                          -         253,198
 Accounts receivable - net                 264,190         440,049
 Inventories (Note 3)                      435,062         472,241
 Employee and related party advances       147,805               -
 Prepaid expenses and other                 74,226         153,258
                                        ----------     -----------

     Total current assets                1,500,151       1,338,300

EQUIPMENT AND SOFTWARE
  Equipment                                391,582         301,964
  Software                                 140,490         140,623
                                        ----------      ----------
                                           532,072         442,587
  Less accumulated depreciation             90,715          62,715
                                        ----------      ----------
                                           441,357         379,872

OTHER ASSETS
 Deposits                                   54,539          77,311
 Goodwill, net                              31,263          33,549
 Trademarks, net                         1,144,306       1,228,076
                                        ----------      ----------
                                         1,230,108       1,338,896
                                        ----------      ----------

                                        $3,171,616      $3,057,068
                                        ==========      ==========

The accompanying notes are an integral part of these statements.

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                   March 31,     December 31,
                                                     2000           1999
                                                  -----------    -----------
                                                  (Unaudited)
CURRENT LIABILITIES
 Accounts payable                                 $ 1,604,026    $ 1,844,030
 Due to related parties                                     -        132,267
 Accrued expenses                                     179,614         60,182
 Deferred revenue                                     218,446        186,590
 Notes payable                                          7,812          7,812
 Current portion of long-term note                     92,776         92,776
 Capitalized lease obligation, current portion          3,892          3,993
                                                  -----------    -----------

   Total current liabilities                        2,106,566      2,327,650

CAPITALIZED LEASE OBLIGATION                           15,427         16,082

LONG-TERM DEBT                                      1,194,295      1,194,295

CONVERTIBLE PREFERRED DEBT (Note 4)                 1,750,000              -

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock                                          4,063          3,915
  Preferred stock                                           -              -
  Additional paid-in capital                       10,282,512      8,518,660
  Deferred Compensation                            (1,881,000)    (1,980,000)
  Retained earnings (deficit)                     (10,300,247)    (7,023,584)
                                                  -----------    -----------

   Total stockholders' equity (deficit)            (1,894,672)      (480,959)
                                                  -----------    -----------

                                                  $ 3,171,616    $ 3,057,068
                                                  ===========    ===========

                       Millionaire.com and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Quarters ended March 31,
                                                   -------------------------
                                                       2000          1999
                                                   ------------  -----------
                                                    (Unaudited)  (Unaudited)
Net sales
 Magazine sales                                    $    73,485   $    42,596
 Advertising sales                                     590,246       227,133
 Inventory sales                                       158,716        44,124
                                                   -----------   -----------
                                                       822,447       313,853

Cost of goods sold (exclusive of items
 shown separately below)
 Publishing costs                                      368,644       173,228
 Inventory cost of sales                                64,296        43,637
                                                   -----------   -----------
                                                       432,940       216,865
                                                   -----------   -----------
Operating expenses
 Employee compensation                                 472,596       375,244
 Selling and marketing                                 448,207       902,086
 Professional fees                                     396,938       155,037
 Depreciation and amortization                         114,016        88,654
 Rent                                                   97,274        63,040
 Bad debt expense                                      100,000             -
 Administrative (Note 5)                               712,948       265,992
                                                   -----------   -----------
                                                     2,341,979     1,850,083
                                                   -----------   -----------
     Loss from operations                           (1,952,472)   (1,753,095)

Other income (expenses)
 Interest income                                         7,741         8,466
 Interest expense (Note 4)                          (1,358,526)      (52,533)
 Other income                                           26,544        16,333
                                                   -----------   -----------
                                                    (1,324,241)      (27,734)
                                                   -----------   -----------
     Net loss before provision for income taxes     (3,276,713)   (1,780,829)
Income tax expense                                           -             -
                                                   -----------   -----------

     Net loss                                      $(3,276,713)  $(1,780,829)
                                                   ===========   ===========

Net loss per common share                          $     (0.38)  $     (0.21)
                                                   ===========   ===========

Weighted average number of shares
 Basic                                               8,736,677     8,479,370
                                                   ===========   ===========
 Diluted                                             8,736,677     8,479,370
                                                   ===========   ===========

The accompanying notes are an integral part of these statements.

                       Millionaire.com and Subsidiaries
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) March 31, 2000, December 31, 1999 and December 31, 1998


                                                   Common Stock              Additional                    Retained
                                               -----------------------        paid-in      Deferred        Earnings
                                                  Shares        Amount        capital    compensation    (Deficit)       Total
                                               ------------   --------      ----------   -------------   ------------  -----------
             Balance, August 14, 1998
              (date of commencement)               3,400,000  $   2,000    $   935,575    $         -  $          -     $  937,575

             Merger transaction                    3,300,000          -              -              -             -
             Issuance of common shares             1,200,000      1,200      2,998,800              -             -      3,000,000
             Compensation expense for
               stock options                               -          -      2,910,000      (2,910,000)
             Net loss                                      -          -              -               -     (739,303)     (739,303)
                                                   ---------   --------     ----------     -----------  -----------    ----------
             Balance, December 31, 1998            7,900,000      3,200      6,844,375      (2,910,000)    (739,303)    3,198,272
             Issuance of common shares               600,095        600      1,499,400               -            -     1,500,000
             Issuance of common shares
               for services                           15,000         15         44,985               -            -        45,000
             Issuance of common shares
               for services                           25,000         25        137,475               -            -       137,500
             Issuance of common shares
               for services                           25,000         25        337,475               -            -       337,500
             Issuance of common shares
               for employee services                  50,000         50         74,950               -            -        75,000
             Compensation expense                          -          -              -         510,000                    510,000
             Forfeiture of compensatory
               stock options                               -          -      (420,000)         420,000            -             -
             Net loss                                      -          -             -                -   (6,284,231)   (6,284,231)
                                                   ---------   --------     ----------     -----------  -----------    ----------
             Balance, December 31, 1999            8,615,095      3,915     8,518,660       (1,980,000)  (7,023,534)     (480,959)
             Issuance of common shares (Note 5)      120,000        120       419,880                -            -       420,000
             Issuance of common shares                28,000         28        41,972                -            -        42,000
             Issuance of convertible debt (Note 4)         -          -     1,302,000                -            -     1,302,000
             Net loss                                      -          -             -                -   (3,276,713)            -
             Compensation expense                                                               99,000                     99,000
             Balance, March 31, 2000
               (unaudited)                         8,763,095  $    4063   $10,282,512       (1,881,000) (10,300,247)   (1,894,672)


The accompanying notes are an integral part of this statement.

                       Millionaire.com and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Quarters ended March 31,
                                            ---------------------------
                                               2000            1999
                                            -----------     -----------
                                            (Unaudited)     (Unaudited)
Cash flows from operating
 activities
 Net loss                                   $(3,276,713)    $(1,780,829)
 Adjustments to reconcile
  net loss to net cash
  Provided by operating
   activities:
   Depreciation and
    amortization                                114,016          88,654
   Beneficial conversion
    feature of convertible
    debt                                      1,302,000               -
   Issuance of common
    stock for services
    rendered                                    270,000         520,000
   Compensation expense of
    stock option                                 99,000         127,500
   Bad debt expense                            (100,000)              -
   Changes in operating
    assets and liabilities:
     Increase in accounts
      receivable                                275,859         (76,666)
     Increase in inventories                    37,179         (435,488)
     Increase in prepaid
      expenses and deposits                     101,804        (164,512)
     Increase (decrease)
      in accounts payable                      (240,004)        339,570
     Increase (decrease)
      in accrued expenses                       119,432          67,810
     Increase in deferred
      revenue                                    31,856         105,103
                                            -----------     -----------

      Net cash used in
       operating activities                  (1,265,571)     (1,208,858)

Cash flows from investing
 activities:
 Purchase of equipment and
  software                                      (89,485)       (182,101)
 Sale (purchase) of
  certificate of deposit                        253,198      (1,000,000)
                                            -----------     -----------

      Net cash used in
       investing activities                     163,713      (1,182,101)

Cash flows from financing
 activities:
 Principal payments on
  notes payable                                       -        (225,000)
 Net proceeds from
  (payments to) related
  parties                                      (280,072)              -
 Proceeds from issuance of
  convertible debt                            1,750,000               -
 Proceeds from common
  stock offering, net                           192,000       1,500,000
 Principal payments on
  long-term debt                                   (756)              -
                                            -----------     -----------

      Net cash provided by
       financing activities                   1,661,172       1,275,000
                                            -----------     -----------

Net increase (decrease) in
 cash and cash equivalents                      559,314      (1,115,959)
Cash and cash equivalents
 at beginning of year                            19,554       3,226,634
                                            -----------     -----------

Cash and cash equivalents
 at end of year                             $   578,868     $ 2,110,675
                                            ===========     ===========

Supplemental disclosure
-----------------------

 Interest paid                              $    56,526     $         -
                                            ===========     ===========

 Income taxes paid                          $         -     $         -
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

 Reportable Segment Information
 ------------------------------

                                          Magazine      Auction
                                         Operations   Operations      Totals
                                         -----------  -----------  ------------
 For the quarter ended March 31, 2000
 ------------------------------------
  Revenues from external customers       $  663,731    $ 158,716   $   822,447
  Segment profit (loss)                  (1,011,670)    (267,675)   (1,279,345)
  Segment assets, net                     1,675,301      917,447     2,592,748

 For the quarter ended March 31, 1999
 ------------------------------------
  Revenues from external customers          269,729       44,124       313,853
  Segment profit (loss)                    (760,332)    (266,824)   (1,027,156)

 As of December 31, 1999
 -----------------------
  Segment assets, net                     1,869,903      914,413     2,784,316


                       Millionaire.com and Subsidiaries
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            March 31, 2000 and 1999
                                  (Unaudited)

NOTE 6 - SEGMENT INFORMATION - Continued

 Reconciliation to Consolidated Amounts
 --------------------------------------



                                                                For the quarter ended
                                                                       March 31,
                                                                   2000         1999
                                                               -----------   -----------
   Revenues
   --------

 Total external revenues for reportable segments               $   822,447   $   313,853
                                                               -----------   -----------

   Total consolidated revenues                                 $   822,447   $   313,853
                                                               ===========   ===========

   Loss
   ----

 Total loss for reportable segments                            $(1,279,345)  $(1,023,156)
 Unallocated amounts
  Corporate expense                                             (1,997,368)     (753,673)
                                                                -----------   -----------

  Consolidated loss before income taxes                        $(3,276,713)  $(1,780,829)
                                                                ===========   ===========

                                                              March 31, 2000     December 31, 1999
                                                              --------------     -----------------
   Assets
   ------

 Total assets for reportable segments                          $ 3,750,484          $ 2,784,316
 Other unallocated assets                                          578,868              272,752
                                                               -----------          -----------

   Total consolidated assets                                   $ 3,171,616          $ 3,057,068
                                                               ===========          ===========

 At March 31, 2000 and December 31, 1999, the other unallocated assets were comprised solely of the total cash and certificate of deposit balance of the Company in the amounts of $578,868 and $272,752, respectively.

NOTE 7 - STOCKHOLDERS'EQUITY

 During the three months ended March 31, 2000 the Company's stockholder equity decreased from $(480,959) on December 31, 1999 to $(1,894,672) on March 31, 2000. As indicated in Notes 4 and 5 the Company issued common stock for services rendered and also entered into promissory notes with beneficial conversion features. These two transactions increased stockholders equity by $420,000 and $1,302,000, respectively. The Company sold 28,000 shares of common stock at fair market value of $1.50 per share. The sale resulted in an increase of $42,000 in stockholders' equity. During the three month periods ended March 31, 2000 and 1999, compensation expense of $99,000 and $127,500, respectively, a corresponding reduction of Additional paid-in capital were recognized. This resulted from the ratable recognition of compensatory stock option expense.

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

Cost of goods sold (exclusive of items in operating expenses)

 The cost of magazine publishing consists primarily of design, printing and distribution costs related to advertising and magazine sales. The Company has brought all design in house at savings of approximately $35,000 per month. A recently signed contract with Kable News has increased the circulation of the magazine. The larger print run has lowered the cost of each individual copy.

 The cost of goods sold for the auction house consists primarily of the cost of merchandise purchased whether sold on location or through other auction houses. Cost of goods sold does not include depreciation and amortization expense and other operating costs show separately on the statement of operations. Cost of goods sold for the first quarter of 2000 amounted to $432,940 or 52.6% of net sales compared to $216,865 or 69.1% of net sales for the first quarter of 1999. The decrease as a percentage of net sales is attributed to the Company's staff ability to resource inventory for resale at lower prices.


Operating Expenses

 Total operating expenses for the first quarter of 2000 were $2,341,979 (including bad debt expense) or 284.8% of net sales compared to $1,850,083 or 589.5% of net sales for the first quarter of 1999. The decrease as a percentage of net sales resulted from relatively lower expenses.

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

Income Taxes

 The Company incurred a net loss of $(3,276,713) for the first quarter of 2000, of which $(1,302,000) was due to a charge against interest expense that represented the value assigned to the beneficial conversion feature of the convertible notes payable issued in January, 2000. This compared to a net loss of $(1,780,829) for the first quarter of 1999. There were no current or deferred provisions for income taxes. The net deferred tax assets arising from net operating loss carry forwards are fully reserved with a valuation allowance. The net operating losses begin expiring in 2019.


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