Form 10QSB
period 2000-06-30
MILLIONAIRE COM
filed 2000-10-05
CIK 1079916

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended -      June 30, 2000
                                  ----------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No    .
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 3, 2000: 8,763,095 shares $.01 par value common stock.
                                ---------

Transitional Small Business Disclosure Format  (check one) Yes      No  X .
                                                               ---     ---

                                  FORM 10-QSB
                       MILLIONAIRE.COM  AND SUBSIDIARIES
                               TABLE OF CONTENTS
                               -----------------

                                                                                PAGE
                                                                                ----
PART I.  Financial Information

         Item 1.   Financial Statements.........................................3

         Item 2.   Management's Discussion and Analysis or Plan of Operation....14

PART II. Other Information

         Item 1.   Legal Proceedings............................................17

         Item 6.   Exhibits and Reports on Form 8-K.............................17

SIGNATURES......................................................................19

                       Millionaire.com  and Subsidiaries

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                         June 30,      December 31,
                                           2000            1999
                                        -----------    ------------
                                        (Unaudited)
CURRENT ASSETS
 Cash                                   $  185,406     $    19,554
 Certificate of deposit                          -         253,198
 Accounts receivable - net                 448,705         440,049
 Inventories                               416,854         472,241
 Employee and related party advances       135,500          75,129
 Prepaid expenses and other                 63,972          78,129
                                        ----------     -----------

     Total current assets                1,250,437       1,338,300

EQUIPMENT AND SOFTWARE
  Equipment                                396,619         301,964
  Software                                 141,263         140,623
                                        ----------      ----------
                                           537,882         442,587
  Less accumulated depreciation            122,835          62,715
                                        ----------      ----------
                                           415,047         379,872

OTHER ASSETS
 Deposits                                   54,539          77,311
 Goodwill, net                              28,977          33,549
 Trademarks, net                         1,060,576       1,228,036
                                        ----------      ----------
                                         1,144,092       1,338,896
                                        ----------      ----------

                                        $2,809,576      $3,057,068
                                        ==========      ==========

The accompanying notes are an integral part of these statements.

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                   June 30,      December 31,
                                                     2000           1999
                                                  -----------    -----------
                                                  (Unaudited)
CURRENT LIABILITIES
 Accounts payable                                 $ 1,500,429    $ 1,844,030
 Due to related parties                               105,399        132,267
 Accrued expenses                                     147,710         60,182
 Deferred revenue                                     256,154        186,590
 Notes payable                                          7,812          7,812
 Current portion of long-term note                  1,287,071         92,776
 Capitalized lease obligation, current portion          4,044          3,993
                                                  -----------    -----------

   Total current liabilities                        3,308,619      2,327,650

CAPITALIZED LEASE OBLIGATION                           14,700         16,082

LONG-TERM DEBT                                              -      1,194,295

CONVERTIBLE DEBT                                    1,900,000              -

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock                                          4,063          3,915
  Preferred stock                                           -              -
  Additional paid-in capital                       10,242,512      8,518,660
  Deferred compensation                            (1,711,000)    (1,980,000)
  Accumulated deficit                             (10,949,318)    (7,023,534)
                                                  -----------    -----------

   Total stockholders' deficit                     (2,413,743)      (480,959)
                                                  -----------    -----------

                                                  $ 2,809,576    $ 3,057,068
                                                  ===========    ===========

                       Millionaire.com and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three months ended June 30,    Six months ended June 30,
                                                   ----------------------------   --------------------------
                                                       2000          1999              2000          1999
                                                   ------------  -----------       ------------  -----------
                                                    (Unaudited)  (Unaudited)        (Unaudited)  (Unaudited)
Net sales
 Magazine sales                                    $   114,934   $   103,442       $   188,419   $   146,038
 Advertising sales                                   1,142,448       899,652         1,732,694     1,126,785
 Inventory sales                                       266,717       180,083           425,433       224,207
                                                   -----------   -----------       -----------   -----------
                                                     1,524,099     1,183,177         2,346,546     1,497,030

Cost of goods sold (exclusive of
 terms shown separately below)
 Publishing costs                                      208,019       574,355           576,663       747,583
 Inventory cost of sales                               264,769        78,611           329,065       122,248
                                                   -----------   -----------       -----------   -----------
                                                       472,788       652,966           905,728       869,831

Operating expenses
 Employee compensation                                 344,980       479,865         1,087,576       855,109
 Selling and marketing                                 516,741       448,586           964,948     1,350,672
 Professional fees                                     211,205       101,105           608,143       256,142
 Depreciation and amortization                         118,136        88,378           232,152       177,032
 Rent                                                   86,409       169,238           183,683       232,278
 Bad debt expense                                            -        52,962           100,000        52,962
 Administrative                                        194,932       273,683           637,880       539,675
                                                   -----------   -----------       -----------   -----------
                                                     1,472,403     1,613,817         3,814,382     3,463,870
                                                   -----------   -----------       -----------   -----------

     Loss from operations                             (421,092)   (1,083,606)       (2,373,564)   (2,836,671)

Other income (expenses)
 Interest income                                           446        11,523            12,207        19,989
 Interest expense                                     (228,734)      (37,773)       (1,587,260)      (90,306)
 Other income (expenses)                                   309        (2,716)           22,833        13,617
                                                   -----------   -----------       -----------   -----------
                                                      (227,979)      (28,966)       (1,552,220)      (56,700)
                                                   -----------   -----------       -----------   -----------

     Net loss before provision
      for income taxes                                (649,071)   (1,112,572)       (3,925,784)   (2,893,371)

Income tax expense                                           -             -                 -             -
                                                   -----------   -----------       -----------   -----------

     Net loss                                      $  (649,071)  $(1,112,572)      $(3,925,784)  $(2,893,371)
                                                   ===========   ===========       ===========   ===========

Net loss per common share                          $     (0.07)  $     (0.13)      $     (0.45)  $     (0.34)

Weighted average number of shares
 Basic                                               8,763,095     8,565,095         8,749,813     8,521,996
                                                   ===========   ===========       ===========   ===========
 Diluted                                             8,763,095     8,565,095         8,749,813     8,521,996
                                                   ===========   ===========       ===========   ===========

The accompanying notes are an integral part of these statements.


                                                 Millionaire.com and Subsidiaries

                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                           June 30, 2000
                                                            (Unaudited)



                                                   Common Stock              Additional                    Retained
                                               -----------------------        paid-in      Deferred        Earnings
                                                  Shares       Amount         capital    compensation      (Deficit)     Total
                                               ------------   --------      ----------   -------------   ------------  -----------
             Balance, December 31, 1999         8,615,095     $  3,915    $ 8,518,660     $(1,980,000)   $ (7,023,534)    (480,959)

             Issuance of common shares          1,200,000          120        419,880               -               -      420,000
             Issuance of common shares             28,000           28         41,972               -               -       42,000
             Issuance of convertible debt               -            -      1,302,000               -               -    1,302,000
             Issuance of convertible debt               -            -         20,000               -               -       20,000
             Forfeiture of compensatory
               stock options                            -            -        (60,000)         60,000               -            -
             Compensation expense                       -            -              -         209,000               -      209,000
             Net loss                                   -            -              -               -      (3,925,784)  (3,925,784)
                                               ----------     --------    -----------     -----------    ------------  -----------

             Balance, June 30, 2000
             (unaudited)                        8,763,095     $  4,063    $10,242,512     $(1,711,000)   $(10,949,318) $(2,413,743)
                                               ==========     ========    ===========     ===========    ============  ===========

The accompanying notes are an integral part of this statement.

                       Millionaire.com and Subsidiaries
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Six months ended June 30,
                                                                 ---------------------------
                                                                    2000            1999
                                                                 -----------     -----------
                                                                 (Unaudited)     (Unaudited)
Cash flows from operating activities
 Net loss                                                        $(3,925,784)    $(2,893,371)
 Adjustments to reconcile net loss to net cash
  Provided by operating activities:
   Depreciation and amortization                                     232,152         177,032
   Beneficial conversion feature of convertible debt               1,322,000               -
   Issuance of common stock for services rendered                    270,000         520,000
   Compensation expense of stock option                              209,000         255,000
   Bad debt expense                                                 (100,000)         52,962
   Changes in operating assets and liabilities:
     Increase in accounts receivable                                 (91,344)       (543,923)
     Increase in inventories                                          55,387        (717,471)
     Decrease in prepaid expenses and deposits                        36,929         (33,603)
     Increase (decrease) in accounts payable                        (343,601)        441,297
     Increase (decrease) in accrued expenses                          87,528           1,416
     Increase in deferred revenue                                     69,564         117,400
                                                                 ------------    -----------

      Net cash used in operating activities                       (1,978,169)     (2,623,261)

Cash flows from investing activities:
 Purchase of equipment and software                                  (99,747)       (205,260)
 Sale (purchase) of certificate of deposit                           253,198      (1,550,000)
                                                                 ------------    -----------

      Net cash (used in) provided by investing activities            153,451      (1,755,260)

Cash flows from financing activities:
 Principal payments on capital lease obligations                      (1,331)              -
 Principal payments on notes payable                                       -        (225,000)
 Net proceeds from (payments to) related parties                    (100,099)              -
 Proceeds from issuance of convertible debt                        1,900,000               -
 Proceeds from common stock offering, net                            192,000       1,500,000
                                                                 ------------    -----------

      Net cash provided by financing activities                    1,990,570       1,275,000
                                                                 ------------    -----------

Net increase (decrease) in cash and cash equivalents                 165,852      (3,103,521)

Cash and cash equivalents at beginning of period                      19,554       3,226,634
                                                                 ------------    -----------

Cash and cash equivalents at end of period                        $  185,406     $   123,113
                                                                  ===========    ===========

Supplemental disclosure
-----------------------

 Interest paid                                                    $   57,104     $         -
                                                                  ===========    ===========

 Income taxes paid                                                $        -     $         -
                                                                  ===========    ===========

The accompanying notes are an integral part of these statements.

                       Millionaire.com and Subsidiaries

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 2000 and 1999

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

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form 10SB12G/A, for the year ended December 31, 1999. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

  Certain reclassifications have been made to prior financial statements to conform to the June 30, 2000 presentation.


NOTE 2 - LOSS PER COMMON SHARE

  Basic net loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and warrants outstanding during the period.

  At June 30, 2000 and 1999, the Company had 2,700,000 and 970,000,
  respectively, of potentially dilutive common shares. The potentially dilutive shares pertain to outstanding common stock options and common shares that may be obtained from the conversion of debt.

NOTE 3 - INVENTORIES

  Inventories are comprised solely of antiques and other luxury goods. Inventories are stated at the lower of cost or market; cost is determined using the specific identification method. At December 31, 1999 and June 30, 2000 inventories are shown net of reserves of $64,141 and $0, respectively.

                        Millionaire.com and Subsidiaries

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                    CONTINUED

                             June 30, 2000 and 1999

                                  (Unaudited)

NOTE 4 - CONVERTIBLE NOTES PAYABLE

On January 24, 2000, the Company entered into two separate unsecured promissory notes payable. Both notes payable have substantially the same terms and totaled $1,750,000, The notes payable were received from current shareholders of the Company. The notes bear interest at 7% per annum. There are no required principal or interest payments on the notes until their maturities on January 24, 2001. The notes are convertible, at the option of the holders, to shares of common stock of the Company at any time prior to January 24, 2001 at a price of $1.25 per share. The excess of the aggregate fair value of common stock that the holder received upon issuance of the promissory notes approximated $1,302,000. This amount was recorded as interest expense during the first quarter in the year ended December 31, 2000.

On June 29, 2000, the Company entered into three separate unsecured promissory notes payable. Both notes payable have substantially the same terms and totaled $150,000. The notes payable were received from current shareholders of the Company. The notes bear interest at 7% per annum. There are no required principal or interest payments on the notes until their maturities on December 29, 2000. The notes are convertible, at the option of the holders, to shares of common stock of the Company at any time prior to December 29, 2000 at a price of $.75 per share, The excess of the aggregate fair value of common stock that the holder received upon issuance of the promissory notes approximated $20,000. This amount was recorded as interest expense during the second quarter in the year ended December 31, 2000.

NOTE 5 - SEGMENT INFORMATION

The Company has two reportable segments magazine operations and auction operations.

Reportable Segment Information
------------------------------

                                         Magazine    Auction
                                        Operations  Operations     Totals
                                        ----------  ----------   ----------
For the quarter ended June 30, 2000
-----------------------------------
 Revenues from external customers       $1,257,382    $266,717   $1,524,099
 Segment profit (loss)
 Segment assets, net                     1,792,269     831,901    2,624,170

For the quarter ended June 30, 1999
-----------------------------------
 Revenues from external customers        1,003,094     180,083    1,183,177
 Segment profit (loss)

As of December 31, 1999
-----------------------
 Segment assets, net                     1,869,903     914,413    2,784,316

                        Millionaire.com and Subsidiaries

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                    CONTINUED

                             June 30, 2000 and 1999

                                  (Unaudited)

NOTE 5 - SEGMENT INFORMATION - Continued

  Reconciliation to Consolidated Amounts
  --------------------------------------

                                                         For the quarter ended
                                                                June 30
                                                   --------------------------------
                                                      2000                  1999
                                                   ----------            ----------
    Revenues
    --------
  Total external revenues for reportable segments  $1,524,099            $1,183,177
                                                   ----------            ----------

    Total consolidated revenues                    $1,524,099            $1,183,177
                                                   ==========            ==========
    Loss
    ----

  Total loss for reportable segments               $                   $(1,926,0028)
  Unallocated amounts
   Corporate expense                                                       (967,343)
                                                   ----------            ----------

Consolidated loss before income taxes             $(3,925,784)          $(2,893,371)
                                                   ==========            ==========
                                                    June 30,            December 31,
    Assets                                            2000                  1999
    ------                                         ----------            ----------

 Total assets for reportable segments              $2,624,170            $2,784,316
 Other unallocated assets                             185,406               272,752
                                                   ----------            ----------
    Total consolidated assets                      $2,809,576            $3,057,068
                                                   ==========            ==========

At June 30, 2000 and December 31, 1999, the other unallocated assets were comprised solely of the total cash and certificate of deposit balance of the Company in the amounts of $185,406 and $272,752, respectively.

                       Millionaire.com and Subsidiaries

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                    CONTINUED

                             June 30, 2000 and 1999

                                  (Unaudited)

NOTE 6 - STOCKHOLDERS' EQUITY

During the six months ended June 30, 2000, the Company's stockholders' deficit increased from $(480,959) on December 31, 1999 to $(2,413,743) on June 30, 2000.
As indicated in Notes 4 and 5, the Company issued common stock for services rendered and also entered into promissory notes with beneficial conversion features. These two transactions increased stockholders' equity by $420,000 and $1,322,000, respectively, The Company sold 28,000 shares of common stock at fair market value of $1.50 per share. This sale resulted in an increase of $42,000 in stockholders' equity.

During the six month periods ended June 30, 2000 and 1999, compensation expense of $209,000 and $255,000, respectively, along with a corresponding reduction of additional paid-in capital were recognized. This resulted from the ratable recognition of compensatory stock options expense.

On January 14, 2000, the Company sold 120,000 shares of common stock, for $1.25 per share, to parties that provided investment banking services. At the date of this transaction, the quoted market price of the common stock was $3.50 per share. Accordingly, the Company has recorded the shares issued at fair value, based upon the market price, and recognized a $270,000 administrative expense resulting from the sale of stock.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Realization of Assets
---------------------

The Company has sustained net losses of $3,925,784 and $2,893,371 for the six months ended June 30, 2000 and 1999, respectively. The Company has used, rather than provided, cash in its operations for the six months ended June 30, 2000 and 1999. In addition, the Company is currently involved in various lawsuits for which management is currently unable to determine whether there will be a material impact on its results of operations, financial position or cash flows.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its operating cash requirements and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification Of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

In response to the matters described in the preceding paragraphs, management is pursuing additional equity financing. Management believes that this additional financing will allow the Company to vigorously pursue its expansion efforts in the upcoming year and that this expansion will strengthen the Company's cash flow position to provide the Company with the ability to continue in existence. The Company is also vigorously defending its positions in the litigation matters.

                        Millionaire.com and Subsidiaries

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                    CONTINUED

                             June 30, 2000 and 1999

                                  (Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES - Continued

Trademarks
----------

The Company is currently in preliminary stages of litigation with the former owners of the trademarks "Millionaire" and "Billionaire". The Company's management believes that the carrying value of the trademarks and goodwill are appropriate and not impaired. As a result of the litigation, the Company did not make the required note payable payment to the former owners of the trademarks. The note payable to the former owners of the trademarks has been classified as current, due to the technical default of the note.

Litigation
----------

The Company is engaged in various pending or threatened lawsuits, either as plaintiff or defendant, involving alleged violations of non-compete covenants, disagreements with its former employees, breach of contract and nonpayment for legal services. Management does not believe that these lawsuits will have a material impact on results of operations, financial position or cash flows.

Other Legal Matters
-------------------

In March 1999, the Company received a subpoena from the Securities and Exchange Commission in connection with an investigation the SEC has begun into Millionaire.com. The Company has provided the SEC documents in response to the subpoena and some employees have provided testimony. Management intends to cooperate fully with the SEC in this matter. The probability and amount of any additional cost associated with this investigation cannot be reasonably determined given the current circumstances of the matter. Accordingly, no accrual has been made.

Leases
------

The Company is obligated under terms of various lease arrangements for its operating facility and various equipment.

Proposed Public Offering
------------------------

In 1999, the Company's Board of Directors approved a future public offering of $12 - $15 million of the Company's common stock. The Company intends to use approximately $2 million of the proceeds to acquire an auction gallery and the remainder for general corporate purposes.

                       Millionaire.com and Subsidiaries
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2000, and 1999
                                 (Unaudited)

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

                         MILLIONAIRE.COM AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Revenue

Magazine revenues are generated from the sale of advertising space, subscriptions, single copy sales and the sale of company owned products within the magazine.

Other revenues are generated by selling company owned art, antiques and collectibles through existing auction houses throughout the United States, our own auction gallery, over the Internet at www.millionaire.com, and by joint venturing the sale of items with other major Internet companies including Lycos and Ebay.

Our Internet site is now leasing space within our Opulence "Mega Mall" where 1700 department stores (links) are available to potential on line retailers. Space leases for $3,000 annually per store,

The average page rate in Opulence has increased substantially as has the relationship between advertising pages to editorial. The company has launched a major national television campaign offering subscriptions to Opulence, a television campaign that will reach 60 million T. V. households by the end of 2001.

Results of Operations
---------------------

Net sales increased 56% to $2,346,546 for the six-month period ended June 30, 2000, as compared to $1,497,030 for the comparable period in 1999.

Magazine sales increased by 29% to $188,419 for the six-month period ended June 30, 2000 as compared to $146,038 for the same period in 1999. The principal reason for the increase in magazine sales was primarily due to the Company's launch of a national subscription solicitation campaign and the excellent distribution of the publication through Cable News.

Advertising revenues increased by 54% to $1,732,694 for the six-month period ended June 30, 2000 as compared to $1,126,785 the comparable period in 1999. The principal reason for the increase in advertising was increasing the number of professional sales representatives, an increase in the price of advertising spaces and repeat, as well as new, advertising sales.

Inventory sales and revenues increased by 90% to $425,433 for the six-month period ended June 30, 2000 as compared to $224,207 for the comparable period in 1999. The principal reason for the increase in product sales was offering items through non company owned auction houses on a consignment basis.

PART I-ITEM 2


                         MILLIONAIRE.COM AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cost of sales increase (exclusive of items shown in operating expenses) by 4% to $905,728 for the six-month period ended June 30, 2000 as compared to $869,831 for the comparable period in 1999. Cost of sales (exclusive of items shown in operating expense) increased due to increased revenue values.

Selling, general, administrative and other expenses increased by 10% to $3,814,382 for the six month period ended June 30, 2000 as compared to $3,463,870 for the comparable period in 1999. The principal reason for the increase resulted primarily from expenditures made to increase sales.

Interest and other expenses increased by 1,658% to $1,587,260 for the six-month period ended June 30, 2000 as compared to $90,306 for the comparable period in 1999. The increase was primarily related to the issuance of convertible debt and approximately $1,322,000 of interest expense related to the beneficial conversion features of those notes payable.

The Company, due to the loss position from operations, did not record a tax provision for the six month period ended June 30, 2000 nor did it in the same period of 1999.

The Company's net loss of $3,925,784 for the six-month period ended June 30, 2000 increased $1,032,413 or 36% when compared to a net loss of $2,893,371 for the comparable period in 1999. The increase was due to the $1,322,000 interest charge related to the beneficial conversion feature of notes payable for the six-month period ended June 30, 2000 as compared to $90,306 for the comparable period in 1999.

The weighted average and diluted shares outstanding increased to 8,749,813 for the period ended June 30, 2000 as compared to weighted average and diluted shares outstanding of 8,521,996 for the comparable period in 1999. The increase was due to the sale and issuance of approximately 228,000 shares of common stock.

Liquidity and Capital Resources of the Company
----------------------------------------------

The Company has been able to fund its operations and working capital requirements from cash flow generated by the sale of common stock and the proceeds from loans, convertible to stock.

Net cash used in operating activities decreased by 25% to $1,978,169 for the six-month period ended June 30, 2000 as compared to $2,623,261 for the comparable period in 1999. The

PART I-ITEM 2


                         MILLIONAIRE.COM AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

decrease in cash use was primarily the result of a decrease in the purchasing of inventory and an increased accounts receivable collection efforts.

Net cash provided by financing activities amounted to $1,990,570 for the six-month period ended June 30, 2000 as compared to net cash provided by financing activities of $1,275,000 for the comparable period in 1999. In 2000, the Company received $1,900,000 of convertible debt compared to $0 in 1999. In contrast, during the six months ended June 30, 1999, the Company received $1,500,000 in proceeds from common stock offerings. The company only received $192,000 in common stock offerings for the six months ended June 30, 2000.

The Company had cash and cash equivalent of $185,406 and $123,113 respectively, as of June 30, 2000 and June 30, 1999.

The Company's business has not been capital intensive and, accordingly, capital expenditures have not been material. To date, the Company has funded all capital expenditures from working capital, proceeds from the public offering and loans.

The Company believes that its cash and cash will not be sufficient to finance its operating and capital requirements in fiscal 2000, therefore the company intends to raise capital by selling Rule 144 stock and financing receivables.

Cash requirements for future expansion of the Company's operations will be evaluated on an asneeded basis and may involve external financing. The Company does not expect that such expansion, should it occur, will have a materially negative impact on the Company's ability to fund its existing operations.

This document contains certain forward-looking statements. We generally identify forward looking statements by the use of terminology such as "may," "will," "expect," "intend," "plan," "estimate," "anticipate," "believe," or similar phrases. We base these statements on our beliefs as well as assumptions we made using information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Our actual future performance could differ materially from these forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from our expectations include matters not yet known to us or not currently considered material by us.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


     Millionaire.com and Lifestyle Media Properties, Inc. V. Douglas Lambert and
     ---------------------------------------------------------------------------
     Jenny Lambert. Plaintiffs brought this action on August 31, 2000 in the
     -------------
     United States District Court of Nevada alleging breach of contract and intentional interference with contract in connection with the defendants transfer to themselves of stock in LifeStyle Media Properties which holds the trademarks, Millionaire and Billionaire, in violation of pledge and security agreements among the parties. Plaintiffs are seeking $6,695,000 in actual damages as well as punitive relief.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits - Exhibit 27 - Financial Data Schedule

     B.   Reports on Form 8-K - None

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MILLIONAIRE.COM
                                        (Registrant)



Date: October 5, 2000                   By: /s/ Robert L. White
                                           -------------------------------------
                                        Robert L. White, Chief Executive Officer