Form 10QSB/A
period 2000-06-30
MILLIONAIRE COM
filed 2000-10-24
CIK 1079916

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              AMENDMENT NO. 1 TO
                                  FORM 10-QSB

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

PART II. Other Information

         Item 1.   Legal Proceedings............................................17

         Item 6.   Exhibits and Reports on Form 8-K.............................17

SIGNATURES......................................................................19

                       Millionaire.com  and Subsidiaries

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                         June 30,      December 31,
                                           2000            1999
                                        -----------    ------------
                                        (Unaudited)
CURRENT ASSETS
 Cash                                   $  185,406     $    19,554
 Certificate of deposit                          -         253,198
 Accounts receivable - net                 448,705         440,049
 Inventories                               416,854         472,241
 Employee and related party advances       135,500          75,129
 Prepaid expenses and other                 63,972          78,129
                                        ----------     -----------

     Total current assets                1,250,437       1,338,300

EQUIPMENT AND SOFTWARE
  Equipment                                396,619         301,964
  Software                                 141,263         140,623
                                        ----------      ----------
                                           537,882         442,587
  Less accumulated depreciation            122,835          62,715
                                        ----------      ----------
                                           415,047         379,872

OTHER ASSETS
 Deposits                                   54,539          77,311
 Goodwill, net                                   -          33,549
 Trademarks, net                                 -       1,228,036
                                        ----------      ----------
                                            54,539       1,338,896
                                        ----------      ----------

                                        $1,720,023      $3,057,068
                                        ==========      ==========

The accompanying notes are an integral part of these statements.

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                   June 30,      December 31,
                                                     2000           1999
                                                  -----------    -----------
                                                  (Unaudited)
CURRENT LIABILITIES
 Accounts payable                                 $ 1,500,429    $ 1,844,030
 Due to related parties                               105,399        132,267
 Accrued expenses                                     147,710         60,182
 Deferred revenue                                     256,154        186,590
 Notes payable                                          7,812          7,812
 Current portion of long-term note                  1,287,071         92,776
 Capitalized lease obligation, current portion          4,044          3,993
                                                  -----------    -----------

   Total current liabilities                        3,308,619      2,327,650

CAPITALIZED LEASE OBLIGATION                           14,700         16,082

LONG-TERM DEBT                                              -      1,194,295

CONVERTIBLE DEBT                                    1,900,000              -

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock                                          4,063          3,915
  Preferred stock                                           -              -
  Additional paid-in capital                       10,242,512      8,518,660
  Deferred compensation                            (1,711,000)    (1,980,000)
  Accumulated deficit                             (12,038,871)    (7,023,534)
                                                  -----------    -----------

   Total stockholders' deficit                     (3,503,296)      (480,959)
                                                  -----------    -----------

                                                  $ 1,720,023    $ 3,057,068
                                                  ===========    ===========

                       Millionaire.com and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three months ended June 30,    Six months ended June 30,
                                                   ----------------------------   --------------------------
                                                       2000          1999              2000          1999
                                                   ------------  -----------       ------------  -----------
                                                    (Unaudited)  (Unaudited)        (Unaudited)  (Unaudited)
Net sales
 Magazine sales                                    $   114,934   $   103,442       $   188,419   $   146,038
 Advertising sales                                   1,142,448       899,652         1,732,694     1,126,785
 Inventory sales                                       266,717       180,083           425,433       224,207
                                                   -----------   -----------       -----------   -----------
                                                     1,524,099     1,183,177         2,346,546     1,497,030

Cost of goods sold (exclusive of
 terms shown separately below)
 Publishing costs                                      208,019       574,355           576,663       747,583
 Inventory cost of sales                               264,769        78,611           329,065       122,248
                                                   -----------   -----------       -----------   -----------
                                                       472,788       652,966           905,728       869,831

Operating expenses
 Employee compensation                                 344,980       479,865         1,087,576       855,109
 Selling and marketing                                 516,741       448,586           964,948     1,350,672
 Professional fees                                     211,205       101,105           608,143       256,142
 Depreciation and amortization                         118,136        88,378           232,152       177,032
 Rent                                                   86,409       169,238           183,683       232,278
 Bad debt expense                                            -        52,962           100,000        52,962
 Administrative                                        194,932       273,683           637,880       539,675
 Trademark and goodwill impairment                   1,089,553             -         1,089,553             -
                                                   -----------   -----------       -----------   -----------
                                                     2,561,956     1,613,817         4,903,931     3,463,870
                                                   -----------   -----------       -----------   -----------

     Loss from operations                           (1,510,645)   (1,083,606)       (3,463,117)   (2,836,671)

Other income (expenses)
 Interest income                                           446        11,523            12,207        19,989
 Interest expense                                     (228,734)      (37,773)       (1,587,260)      (90,306)
 Other income (expenses)                                   309        (2,716)           22,833        13,617
                                                   -----------   -----------       -----------   -----------
                                                      (227,979)      (28,966)       (1,552,220)      (56,700)
                                                   -----------   -----------       -----------   -----------

     Net loss before provision
      for income taxes                              (1,738,624)   (1,112,572)       (5,015,337)   (2,893,371)

Income tax expense                                           -             -                 -             -
                                                   -----------   -----------       -----------   -----------

     Net loss                                      $(1,738,624)  $(1,112,572)      $(5,015,337)  $(2,893,371)
                                                   ===========   ===========       ===========   ===========

Net loss per common share                          $     (0.20)  $     (0.13)      $     (0.57)  $     (0.34)

Weighted average number of shares
 Basic                                               8,763,095     8,565,095         8,749,813     8,521,996
                                                   ===========   ===========       ===========   ===========
 Diluted                                             8,763,095     8,565,095         8,749,813     8,521,996
                                                   ===========   ===========       ===========   ===========

The accompanying notes are an integral part of these statements.


                                                 Millionaire.com and Subsidiaries

                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                           June 30, 2000
                                                            (Unaudited)



                                                   Common Stock              Additional                    Retained
                                               -----------------------        paid-in      Deferred        Earnings
                                                  Shares       Amount         capital    compensation      (Deficit)     Total
                                               ------------   --------      ----------   -------------   ------------  -----------
             Balance, December 31, 1999         8,615,095     $  3,915    $ 8,518,660     $(1,980,000)   $ (7,023,534)    (480,959)

             Issuance of common shares            120,000          120        419,880               -               -      420,000
             Issuance of common shares             28,000           28         41,972               -               -       42,000
             Issuance of convertible debt               -            -      1,302,000               -               -    1,302,000
             Issuance of convertible debt               -            -         20,000               -               -       20,000
             Forfeiture of compensatory
               stock options                            -            -        (60,000)         60,000               -            -
             Compensation expense                       -            -              -         209,000               -      209,000
             Net loss                                   -            -              -               -      (5,015,337)  (5,015,337)
                                               ----------     --------    -----------     -----------    ------------  -----------

             Balance, June 30, 2000
             (unaudited)                        8,763,095     $  4,063    $10,242,512     $(1,711,000)   $(12,038,871) $(3,503,296)
                                               ==========     ========    ===========     ===========    ============  ===========

The accompanying notes are an integral part of this statement.

                       Millionaire.com and Subsidiaries
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Six months ended June 30,
                                                                 ---------------------------
                                                                    2000            1999
                                                                 -----------     -----------
                                                                 (Unaudited)     (Unaudited)
Cash flows from operating activities
 Net loss                                                        $(5,015,337)    $(2,893,371)
 Adjustments to reconcile net loss to net cash
  Provided by operating activities:
   Depreciation and amortization                                     232,152         177,032
   Beneficial conversion feature of convertible debt               1,322,000               -
   Issuance of common stock for services rendered                    270,000         520,000
   Compensation expense of stock option                              209,000         255,000
   Bad debt expense                                                  100,000          52,962
   Impairment loss                                                 1,089,553               -
   Changes in operating assets and liabilities:
     Increase in accounts receivable                                 (91,344)       (543,923)
     Increase in inventories                                          55,387        (717,471)
     Decrease in prepaid expenses and deposits                        36,929         (33,603)
     Increase (decrease) in accounts payable                        (343,601)        441,297
     Increase (decrease) in accrued expenses                          87,528           1,416
     Increase in deferred revenue                                     69,564         117,400
                                                                 ------------    -----------

      Net cash used in operating activities                       (1,978,169)     (2,623,261)

Cash flows from investing activities:
 Purchase of equipment and software                                  (99,747)       (205,260)
 Sale (purchase) of certificate of deposit                           253,198      (1,550,000)
                                                                 ------------    -----------

      Net cash (used in) provided by investing activities            153,451      (1,755,260)

Cash flows from financing activities:
 Principal payments on capital lease obligations                      (1,331)              -
 Principal payments on notes payable                                       -        (225,000)
 Net proceeds from (payments to) related parties                    (100,099)              -
 Proceeds from issuance of convertible debt                        1,900,000               -
 Proceeds from common stock offering, net                            192,000       1,500,000
                                                                 ------------    -----------

      Net cash provided by financing activities                    1,990,570       1,275,000
                                                                 ------------    -----------

Net increase (decrease) in cash and cash equivalents                 165,852      (3,103,521)

Cash and cash equivalents at beginning of period                      19,554       3,226,634
                                                                 ------------    -----------

Cash and cash equivalents at end of period                        $  185,406     $   123,113
                                                                  ===========    ===========

Supplemental disclosure
-----------------------

 Interest paid                                                    $   57,104     $         -
                                                                  ===========    ===========

 Income taxes paid                                                $        -     $         -
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

Reportable Segment Information
------------------------------

                                         Magazine    Auction
                                        Operations  Operations     Totals
                                        ----------  ----------   ----------
For the quarter ended June 30, 2000
-----------------------------------
 Revenues from external customers      $ 1,257,382    $266,717  $ 1,524,099
 Segment profit (loss)                  (2,218,360)   (419,145)  (2,637,505)
 Segment assets, net                       702,716     831,901    1,534,617

For the quarter ended June 30, 1999
-----------------------------------
 Revenues from external customers        1,003,094     180,083    1,183,177
 Segment profit (loss)                  (1,466,289)   (459,739)  (1,926,028)

As of December 31, 1999
-----------------------
 Segment assets, net                     1,869,903     914,413    2,784,316

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

                             June 30, 2000 and 1999

                                  (Unaudited)

NOTE 5 - SEGMENT INFORMATION - Continued

  Reconciliation to Consolidated Amounts
  --------------------------------------

                                                         For the quarter ended
                                                                June 30
                                                   --------------------------------
                                                      2000                  1999
                                                   ----------            ----------
    Revenues
    --------
  Total external revenues for reportable segments  $1,524,099            $1,183,177
                                                   ----------            ----------

    Total consolidated revenues                    $1,524,099            $1,183,177
                                                   ==========            ==========
    Loss
    ----

  Total loss for reportable segments              $(2,637,505)         $(1,926,0028)
  Unallocated amounts
   Corporate expense                               (2,377,832)             (967,343)
                                                   ----------            ----------

Consolidated loss before income taxes             $(5,015,337)          $(2,893,371)
                                                   ==========            ==========
                                                    June 30,            December 31,
    Assets                                            2000                  1999
    ------                                         ----------            ----------

 Total assets for reportable segments              $2,624,170            $2,784,316
 Other unallocated assets                             185,406               272,752
                                                   ----------            ----------
    Total consolidated assets                      $2,809,576            $3,057,068
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

                       Millionaire.com and Subsidiaries

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                    CONTINUED

                             June 30, 2000 and 1999

                                  (Unaudited)

NOTE 6 - STOCKHOLDERS' EQUITY

During the six months ended June 30, 2000, the Company's stockholders' deficit increased from $(480,959) on December 31, 1999 to $(3,503,296) on June 30, 2000.
As indicated in Notes 4 and 5, the Company issued common stock for services rendered and also entered into promissory notes with beneficial conversion features. These two transactions increased stockholders' equity by $420,000 and $1,322,000, respectively, The Company sold 28,000 shares of common stock at fair market value of $1.50 per share. This sale resulted in an increase of $42,000 in stockholders' equity.

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

NOTE 7 - IMPAIRMENT LOSS

On August 14, 1998 the Company purchased all of the outstanding shares of Life Style Media Corporation ("LMC"), a magazine publishing business, and the trademarks "Millionaire" and "Billionaire" (the "Trademarks"). In consideration for the purchase of LMC and the Trademarks, the Company issued a note payable in the amount of $1,674,595 to the sellers. As part of the transaction, the Company formed Life Style Media Properties ("LMPI") to hold the Trademarks. The sellers of LMC and the Trademarks (the "Lamberts") were granted a security interest in the Trademarks and the stock of LMPI to secure the performance of the note payable. As of June 30, 2000, all payments due under the note were current.

On June 30, 2000, the Company was notified that the Lamberts had seized the stock of LMPI and cancelled all agreements that provided the Company with the rights to use the Trademarks based on the Lamberts' claim that the Company was not adequately protecting the "Millionaire" trademark. The Company maintains that the only basis for the Lamberts to enforce their security interest was failure to make scheduled payments on the note. The Company's management and legal counsel believe that the actions of the Lamberts were illegal and occurred without regard to the binding agreements between the Company and the Lamberts that detailed the ownership and usage of the trademarks. The Company is pursuing legal action intended to affirm the Company's ownership of the Trademarks and to recover damages caused as a result of the Lamberts' actions.

Management believes that it has continued ownership and rights to the Trademarks. In order to insure that publication of the Company's magazine was not interrupted and to protect vendors and advertisers from claims of trademark infringement, the Company decided to change the name of its magazine from Millionaire to Opulence. As a result of the decision to change the name of the
-----------    --------
magazine, the Trademarks and related goodwill were deemed to be impaired assets and the carrying value of $1,089,553 was written off as of June 30, 2000.

The note payment due to the Lamberts on August 14, 2000, was not made, causing the note to be in default at that time. The Lamberts have made no demands for payment, but have not stated that they consider the Company released from the debt. In view of the default status of the note and the ongoing litigation regarding ownership of the Trademarks, the Company continues to reflect the purchase debt obligation and it has been classified as currently payable as of June 30, 2000.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Realization of Assets
---------------------

The Company has sustained net losses of $5,015,337 and $2,893,371 for the six months ended June 30, 2000 and 1999, respectively. The Company has used, rather than provided, cash in its operations for the six months ended June 30, 2000 and 1999. In addition, the Company is currently involved in various lawsuits for which management is currently unable to determine whether there will be a material impact on its results of operations, financial position or cash flows.

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

Selling, general, administrative and other expenses increased by 10% to $3,814,382 for the six month period ended June 30, 2000 as compared to $3,463,870 for the comparable period in 1999. The principal reason for the increase resulted primarily from expenditures made to increase sales. The impairment loss on the trademarks and goodwill increased net loss $1,089,553 during the quarter ended June 30, 2000. See Item 1, Note 7.

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

The Company's net loss of $5,015,337 for the six-month period ended June 30, 2000 increased $2,121,966 or 73% when compared to a net loss of $2,893,371 for the comparable period in 1999. The increase was partly due to the $1,322,000 interest charge related to the beneficial conversion feature of notes payable for the six-month period ended June 30, 2000 as compared to $90,306 for the comparable period in 1999.

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

The Company believes that its cash will not be sufficient to finance its operating and capital requirements in fiscal 2000, therefore the company intends to raise capital by selling Rule 144 stock and financing receivables.

Cash requirements for future expansion of the Company's operations will be evaluated on an as needed basis and may involve external financing. The Company does not expect that such expansion, should it occur, will have a materially negative impact on the Company's ability to fund its existing operations.

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



                                        MILLIONAIRE.COM
                                        (Registrant)



Date: October 23, 2000                  By: /s/ Robert L. White
                                           -------------------------------------
                                        Robert L. White, Chief Executive Officer