Form 10QSB/A
period 2000-06-30
MILLIONAIRE COM
filed 2000-11-07
CIK 1079916

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              AMENDMENT NO. 2 TO
                                  FORM 10-QSB

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

         Item 3.   Defaults Upon Senior Securiites..............................17

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

Cost of goods sold (exclusive of
 items shown separately below)
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

                       Millionaire.com and Subsidiaries

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                    CONTINUED

                             June 30, 2000 and 1999

                                  (Unaudited)

NOTE 6 - STOCKHOLDERS' EQUITY

Common Stock and Additional Paid-in Capital
--------------------------------------------
During the six months ended June 30, 2000, the Company's stockholders' deficit increased from $(480,959) on December 31, 1999 to $(3,503,296) on June 30, 2000.
As indicated in Notes 4 and 5, the Company issued common stock for services rendered and sold common stock. The issuance of common stock for services and cash payment of $1.25 per share increased common stock and additional paid-in capital by $120 and $419,880, respectively. The Company sold the discounted common stock for professional services performed in the year ended December 31, 2000. The excess of the fair value of the common stock issued over the cash payment of $1.25 per share resulted in the recording of $270,000 in compensation expense. The Company sold 28,000 shares of common stock at fair market value of $1.50 per share. This increased common stock by $28 and additional paid-in capital by $419,880. The Company also entered into promissory notes with beneficial conversion features. These transactions increased additional paid-in capital by $1,322,000.

Deferred Compensation
---------------------
On December 15, 1998, 970,000 stock options were granted at an exercise price of $1.00 and the fair value was determined to be $4.00. The total potential compensation expense that may be recognized in the Company's financial statements is $2,910,000. The stock options vest over a five-year period. During the six-month periods ended June 30, 2000 and 1999, compensation expense of $209,000 and $255,000 respectively, along with a corresponding reduction of additional paid-in capital were recognized. This resulted from the ratable recognition of compensatory stock options expense. The Company removed $60,000 of forfeited deferred compensation and additional paid-in capital during the period ended June 30, 2000.


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

On June 30, 2000, the Company was notified that the Lamberts had seized the stock of LMPI and cancelled all agreements that provided the Company with the rights to use the Trademarks based on the Lamberts' claim that the Company was not adequately protecting the "Millionaire" trademark. The Company maintains that the only basis for the Lamberts to enforce their security interest was failure to make scheduled payments on the note. The Company's management and legal counsel believe that the actions of the Lamberts were illegal and occurred without regard to the binding agreements between the Company and the Lamberts that detailed the ownership and usage of the trademarks. The Company initiated legal action against the Lamberts on August 31, 2000, intended to affirm the Company's ownership of the Trademarks and to recover damages caused as a result of the Lamberts' actions. The litigation is in the preliminary stages, as such, no counterclaims have been filed by the Lamberts, no discovery has commenced and no court hearings or proceedings have been scheduled.

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

As a result of the Lamberts' actions, the note payment due to the Lamberts on August 14, 2000, was not made, causing the note to be in default at that time. The Lamberts' potential course of action, in addition to seizing the stock of LMPI and voting those shares to cancel the agreements with the Company, is to seek to recover the balance of the promissory note through litigation. The Lamberts have made no demands for payment, but the Company expects the Lamberts to counterclaim for the unpaid balance of the debt. Management believes that the damages incurred by the Company for the wrongful seizure of the trademarks far exceed its obligations under the note. The Company intends to offset its damages from the Lamberts' actions against future note payments. In view of the default status of the note and the ongoing litigation regarding ownership of the Trademarks, the Company continues to reflect the balance of the purchase debt obligation and it has been classified as currently payable as of June 30, 2000.

As a result of the actions taken in response to the circumstances described above, management believes that the Company will overcome the effects of the impaired trademark and the name change for the magazine. Management is unable to predict at this time the final outcome of the action against the Lamberts or whether the resolution of this matter could result in a loss contingency that may materially affect the Company's results of operations, cash flows or financial position. However, management believes that subscription and advertising revenues may be adversely impacted in the short term and that the Company will incur costs of approximately $425,000 related to changing the name of the magazine, acquiring a new trademark and publicizing the new name. These costs will be recognized when incurred.

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

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                    CONTINUED

                             June 30, 2000 and 1999

                                  (Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES - Continued

Litigation
----------

In addition to the litigation described in Note 7, the Company is engaged in various pending or threatened lawsuits, either as plaintiff or defendant, involving alleged violations of non-compete covenants, disagreements with its former employees, breach of contract and nonpayment for legal services. Management does not believe that these lawsuits will have a material impact on results of operations, financial position or cash flows.

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

Publishing costs (exclusive of items shown separately) as a percentage of magazine and advertising sales decreased from 75.4% to 30.0% when comparing the year ended December 31, 1999 to the six months ended June 30, 2000. During the six months ended June 30, 2000 the Company increased the advertising content from 60% to 70% of the total magazine. This resulted in more magazine advertising revenue as compared to 1999. As the Company continues to refine the distribution of the magazine to a larger number of high net worth readers, advertisers are willing to pay more for pages. At the same time, our page rates have increased and our production costs have decreased by replacing expensive outside production houses and one-time set up costs with our own internal staff of professional designers and computer technologists.

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

The note payment due to the Lamberts in the amount of $170,000 on August 14, 2000, was not made, causing the note to be in default at that time. The Lamberts have made no demands for payment, but have not stated that they consider the Company released from the debt. The Company believes that the damages incurred by the Company for the wrongful seizure of the trademarks far exceed its obligations under the Note. The Company intends to offset its damages from the Lamberts' actions against future note payments.

In view of the default status of the note and uncertainty surrounding the ongoing litigation regarding ownership of the Trademarks, the Company continues to reflect the purchase debt obligation, $1,287,071 at June 30, 2000, and it has been classified as currently payable as of June 30, 2000. The Company is pursing legal action intended to affirm the Company's ownership of the Trademarks and to recover damages caused as a result of the Lamberts' actions. The Company has commenced litigation seeking $6.7 million in actual damages.

As a result of the actions taken in response to the circumstances described above, management believes that the Company will overcome the effects of the impaired trademark and the name change for the magazine. Management is unable to predict at this time the final outcome of the action against the Lamberts or whether the resolution of this matter could result in a loss contingency that may materially affect the Company's results of operations, cash flows or financial position. However, management believes that subscription and advertising revenues may be adversely impacted in the short term and that the Company will incur costs of approximately $425,000 related to changing the name of the magazine, acquiring a new trademark and publicizing the new name. These costs will be recognized when incurred.

The Company intends to meet its existing financial obligations by continuing to decrease our overhead as we increase profit margins. By doing so we will become self-supportive. Additionally, we have added several new income streams. Our Internet site now includes a Mall where space (links to other sites) is being rented. Our site also includes a new Catalog where advertising space is being sold. Both the Mall and the Catalog are now generating income. If the Company has the need for additional capital for operations, as it will have the need in order to acquire profitable existing auction houses, we intend to raise that capital from investors and/or financial institutions.


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

     Millionaire.com and Lifestyle Media Properties, Inc. V. Douglass and Jenny Lambert. Plaintiffs brought this action on October 16, 2000 in the District Court of Clark County, Nevada. The Company has brought this state court action in anticipation that the federal court action detailed above will be dismissed in the near future for lack of subject matter jurisdiction. The Company asserts claims for damages and recovery of the trademarks arising from the same facts detailed above in the federal court action.

     Douglas and Jenny Lambert (the "Lamberts") owned all of the stock of LifeStyle Media Corporation and individually owned the trademarks "Millionaire" and "Billionaire" ("the Marks"). LifeStyle Media Corporation published the Millionaire and Billionaire Magazines. On or about August 14, 1998, a stock purchase agreement was executed (the "Transaction") between Lifestyle Media Acquisition Corporation ("LMAC"), whereby LMAC acquired all of the Lamberts' stock in and to Lifestyle Media Corporation. As part of the Transaction, the Lamberts executed an Assignment of Trademark, assigning to Lifestyle Media Properties, Inc. ("LMPI") all of the Lamberts' right, title and interest in the Marks.

     As part of the Transaction, LMAC executed a promissory note in the principal sum of $1,674,595.00 payable to the Lamberts ("Note"). LMPI also executed a Trademark Security Agreement and LMAC executed a Pledge Agreement as part of the Transaction. The Trademark Security Agreement grants the Lamberts a security interest in the Trademarks to secure the performance of certain of LMAC's obligations in the Note and Stock Purchase Agreement. The Pledge Agreement grants the Lamberts a security interest in the LMPI stock to also secure payment of the obligations contained in the Note and Purchase Agreement.

     By letter dated June 30, 2000 MLRE was notified by the Lamberts that the Lamberts had seized the LMPI stock under the Pledge Agreement and voted those shares to cancel all agreements between LMPI and MLRE to use the Marks. The stated reason for the Lamberts' actions were alleged violations of the agreements by MLRE, including failure to adequately protect the Marks from infringement. Under the agreements, the Company was required to protect the Marks from infringement, misappropriation and dilution, but had no obligation to pursue claims that MLRE believed to be of negligible economic value. The Company reviewed the Lamberts' contentions in light of the contractual obligations and found them without merit. In particular, the Company advised the Lamberts that there had been no monetary default in the payments under the Note and that MLRE had taken all steps it believed to be reasonably necessary to protect the Lamberts' collateral (the Marks).

     The Company views the actions taken by the Lamberts as wrongful and in violation of the contractual agreements between the Company and the Lamberts. Claiming damages for the wrongful seizure of the Pledged Stock of LMPI, the Company did not make the August 14, 2000 Note payment to the Lamberts. It is the Company's position that the damages incurred by the Company for the wrongful seizure of the stock far exceed its obligations under the Note.

Item 3. Defaults Upon Senior Securities

     As part of the transaction whereby the Company (through its subsidiary
     LMAC) acquired the Trademarks "Millionaire" and "Billionaire", the Company
     (LMAC) executed a promissory note in the principal sum of $1,674,595.00 payable to Doug and Jenny Lamberts ("Note"). As of June 30, 2000, the principal balance of the Note was $1,287,071 and the Company was not in default. Due to the actions taken by the Lamberts described in the section entitled "Legal Proceeding", the Company did not make the schedule principal and interest payment of $170,000 due on August 14, 2000. The Company does not intend to cure this arrearage or make further payments on the Note due to pending litigation with the Lamberts.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits - Exhibit 27 - Financial Data Schedule

     B.   Reports on Form 8-K - None

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MILLIONAIRE.COM
                                        (Registrant)





Date: November 7, 2000                  By: /s/ Robert L. White
                                           -------------------------------------
                                        Robert L. White, Chief Executive Officer