Form 10QSB
period 2000-09-30
MILLIONAIRE COM
filed 2000-11-14
CIK 1079916

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended -      September 30, 2000
                                  --------------------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from          to

                      Commission File Number   000-28601
                                              -------------
                                MILLIONAIRE.COM
                                ---------------
       (Exact name of small business issuer as specified in its charter)

           Nevada                                     23-2970840
--------------------------------              ------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

            18 Plantation Park Drive, Bluffton, South Carolina 29910
        ----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (843)757-6600
                               ---------------------
                          (Issuer's telephone number)

               -------------------------------------------------
                 (Former name, former address and former fiscal
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_].

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 2000: 8,763,095 shares $.01 par value common stock.
                                  ---------

Transitional Small Business Disclosure Format  (check one) Yes [_] No [X].

                                  FORM 10-QSB
                       MILLIONAIRE.COM  AND SUBSIDIARIES
                               TABLE OF CONTENTS
                               -----------------


                                                                           PAGE
                                                                           ----
PART I.                           Financial Information

    Item 1.     Financial Statements.....................................     3
    Item 2.     Management's Discussion and Analysis or Plan of Operation    16

PART II.        Other Information

    Item 1.     Legal Proceedings........................................    20
    Item 3.     Defaults Upon Senior Securities..........................    21
    Item 6.     Exhibits and Reports on Form 8-K.........................    21

SIGNATURES...............................................................    22

                        Millionaire.com and Subsidiaries

                     CONDENSED CONSOLIDATED BALANCE SHEETS





                                     ASSETS

                                        September 30,    December 31,
                                           2000             1999
                                        -------------    ------------
                                         (Unaudited)

CURRENT ASSETS
 Cash                                      $  113,970    $   19,554
 Certificate of deposit                             -       253,198
 Accounts receivable - net                    508,645       440,049
 Inventories                                  512,039       472,241
 Employee and related party advances          111,359        75,129
 Prepaid expenses and other                    58,417        78,129
                                           ----------    ----------

   Total current assets                     1,304,430     1,338,300

EQUIPMENT AND SOFTWARE
  Equipment                                   401,233       301,964
  Software                                    141,263       140,623
                                           ----------    ----------
                                              542,496       442,587
  Less accumulated depreciation               151,835        62,715
                                           ----------    ----------
                                              390,661       379,872

OTHER ASSETS
 Deposits                                      54,539        77,311
 Goodwill, net                                      -        33,549
 Trademarks, net                                    -     1,228,036
                                           ----------    ----------
                                               54,539     1,338,896
                                           ----------    ----------

                                           $1,749,630    $3,057,068
                                           ==========    ==========



The accompanying notes are an integral part of these statements.

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                   September 30,   December 31,
                                                       2000           1999
                                                   ------------    -----------
                                                     (Unaudited)

CURRENT LIABILITIES
 Accounts payable                                  $  1,452,401    $ 1,844,030
 Due to related parties                                 130,864        132,267
 Accrued expenses                                       228,356         60,182
 Deferred revenue                                       321,321        186,590
 Notes payable                                            7,812          7,812
 Current portion of long-term note                    1,287,071         92,776
 Capitalized lease obligation, current portion            4,103          3,993
 Convertible debt                                     2,200,000              -
                                                   ------------    -----------

   Total current liabilities                          5,631,928      2,327,650

CAPITALIZED LEASE OBLIGATION                             13,052         16,082

LONG-TERM DEBT                                                -      1,194,295

STOCKHOLDERS' DEFICIT
  Common stock                                            4,063          3,915
  Preferred stock                                             -              -
  Additional paid-in capital                         10,196,226      8,518,660
  Deferred compensation                              (1,458,000)    (1,980,000)
  Accumulated deficit                               (12,637,639)    (7,023,534)
                                                   ------------    -----------
     Total stockholders' deficit                     (3,895,350)      (480,959)
                                                   ------------    -----------

                                                   $  1,749,630    $ 3,057,068
                                                   ============    ===========

                        Millionaire.com and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Three months ended          Nine months ended
                                            September 30,              September 30,
                                      -------------------------  --------------------------
                                            2000          1999          2000          1999
                                      ----------   -----------   -----------   -----------
                                      (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Net sales
 Magazine sales                       $  132,545   $    43,719   $   320,964   $   189,757
 Advertising sales                     1,113,866       682,692     2,846,560     1,809,477
 Inventory sales                          89,376       212,606       514,809       436,813
                                      ----------   -----------   -----------   -----------
                                       1,335,787       939,017     3,682,333     2,436,047

Cost of goods sold (exclusive of
 items shown separately below)
  Publishing costs                       540,416       682,783     1,117,079     1,430,366
  Inventory cost of sales                 51,323       371,110       380,388       493,358
                                      ----------   -----------   -----------   -----------
                                         591,739     1,053,893     1,497,467     1,923,724

Operating expenses
 Employee compensation                   445,473        56,404     1,533,049       911,513
 Selling and marketing                   420,314       253,698     1,385,262     1,604,370
 Professional fees                        38,779       122,066       646,922       378,208
 Depreciation and amortization             9,682        96,063       241,834       273,095
 Rent                                     73,850        81,946       257,533       314,224
 Bad debt expense                        164,071       150,000       264,071       202,962
 Administrative                          300,700       191,090       938,580       730,765
 Trademark and goodwill impairment             -             -     1,089,553             -
                                      ----------   -----------   -----------   -----------
                                       1,452,869       951,267     6,356,804     4,415,137
                                      ----------   -----------   -----------   -----------
     Loss from operations               (708,821)   (1,066,143)   (4,171,938)   (3,902,814)

Other income (expenses)
 Interest income                           2,763        45,757        14,970        65,746
 Interest expense                       (142,751)      (23,325)   (1,730,011)     (113,631)
 Other income (expense)                   25,041         6,959        47,874        20,576
 Gain on settlement                      225,000             -       225,000             -
                                      ----------   -----------   -----------   -----------
                                         110,053        29,391    (1,442,167)      (27,309)
                                      ----------   -----------   -----------   -----------
     Loss before provision for
      income taxes                      (598,768)   (1,036,752)   (5,614,105)   (3,930,123)

Income tax expense                             -             -             -             -
                                      ----------   -----------   -----------   -----------

     Net loss                         $ (598,768)  $(1,036,752)  $(5,614,105)  $(3,930,123)
                                      ==========   ===========   ===========   ===========

Net loss per common share                  $(.07)       $(0.12)       $(0.64)       $(0.46)
                                      ==========   ===========   ===========   ===========

Weighted average number of shares
 Basic                                 8,763,095     8,565,095     8,754,734     8,532,165
                                      ==========   ===========   ===========   ===========
 Diluted                               8,763,095     8,565,095     8,754,734     8,532,165
                                      ==========   ===========   ===========   ===========




The accompanying notes are an integral part of these statements.

                        Millionaire.com and Subsidiaries

       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                      Nine months ended September 30, 2000
                                  (Unaudited)

                                                     Additional                  Retained
                                    Common Stock       paid-in       Deferred    Earnings
                                Shares      Amount     capital    compensation   (Deficit)       Total
                                ---------  ------- ----------     -------------  ----------    ----------
Balance, December 31, 1999      8,615,095  $3,915  $ 8,518,660   $(1,980,000)  $ (7,023,534)  $  (480,959)

Issuance of common shares         120,000     120      419,880             -              -       420,000
Issuance of common shares          28,000      28       41,972             -              -        42,000
Issuance of convertible debt            -       -    1,302,000             -              -     1,302,000
Issuance of convertible debt            -       -       20,000             -              -        20,000
Issuance of convertible debt            -       -       85,714             -              -        85,714
Forfeiture of compensatory
 stock options                          -       -     (192,000)      192,000              -             -
Compensation expense                    -       -            -       330,000              -       330,000
Net loss                                -       -            -             -     (5,614,105)   (5,614,105)
                                ---------  ------  -----------   -----------   ------------   -----------
Balance, September 30, 2000
 (unaudited)                    8,763,095  $4,063  $10,196,226   $(1,458,000)  $(12,637,639)  $(3,895,350)
                                =========  ======  ===========   ===========   ============   ===========




The accompanying notes are an integral part of this statement.

                        Millionaire.com and Subsidiaries
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Nine months ended September 30,
                                                            ---------------------------------
                                                                    2000             1999
                                                            ----------------    -------------
                                                               (Unaudited)       (Unaudited)

Cash flows from operating activities
 Net loss                                                       $(5,614,105)     $(3,930,123)
 Adjustments to reconcile net loss to net cash
  Provided by operating activities:
   Depreciation and amortization                                    241,834          273,095
   Beneficial conversion feature of convertible debt              1,407,714                -
   Issuance of common stock for services rendered                   270,000          520,000
   Compensation expense of stock option                             330,000          382,500
   Bad debt expense                                                 264,701          202,962
   Impairment loss                                                1,089,553                -
   Gain on settlement                                              (225,000)               -
   Changes in operating assets and liabilities:
    Increase in accounts receivable                                (332,667)      (1,019,066)
    Increase in inventories                                         (39,798)        (475,283)
    Decrease (increase) in prepaid expenses and deposits             58,366         (102,590)
    Increase (decrease) in accounts payable                        (166,629)         810,903
    Increase (decrease) in accrued expenses                         168,174          (45,177)
    Increase in deferred revenue                                    134,731          336,801
                                                                -----------      -----------
     Net cash used in operating activities                       (2,413,126)      (3,045,978)

Cash flows from investing activities:
 Purchase of equipment and software                                 (99,909)        (241,870)
 Sale (purchase) of certificate of deposit                          253,198       (1,038,928)
                                                                -----------      -----------
     Net cash (used in) provided by investing activities            153,289       (1,280,798)

Cash flows from financing activities:
 Principal payments on capital lease obligations                     (2,920)               -
 Principal payments on notes payable                                      -         (225,000)
 Net proceeds from (payments to) related parties                    (34,827)          22,536
 Proceeds from issuance of convertible debt                       2,200,000                -
 Proceeds from common stock offering, net                           192,000        1,500,000
 Principal payments on long-term debt                                     -          (87,525)
                                                                -----------      -----------
     Net cash provided by financing activities                    2,354,253        1,210,011
                                                                -----------      -----------

Net increase (decrease) in cash and cash equivalents                 94,416       (3,116,765)

Cash and cash equivalents at beginning of period                     19,554        3,226,634
                                                                -----------      -----------

Cash and cash equivalents at end of period                      $   113,970      $   109,869
                                                                ===========      ===========

Supplemental disclosure
-----------------------

 Interest paid                                                  $    57,104      $    82,475
                                                                ===========      ===========
 Income taxes paid                                              $         -      $         -
                                                                ===========      ===========

The accompanying notes are an integral part of these statements.

                        Millionaire.com and Subsidiaries

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 2000 and 1999

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

 Certain reclassifications have been made to prior financial statements to conform to the September 30, 2000 presentation.


NOTE 2 - LOSS PER COMMON SHARE

 Basic net loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and warrants outstanding during the period.

 At September 30, 2000 and 1999, the Company had approximately 3,380,000 and 920,000, respectively, of potentially dilutive common shares. The potentially dilutive shares pertain to outstanding common stock options and common shares that may be obtained from the conversion of debt.


NOTE 3 - INVENTORIES

 Inventories are comprised solely of antiques and other luxury goods. Inventories are stated at the lower of cost or market; cost is determined using the specific identification method. At December 31, 1999 and September 30, 2000 inventories are shown net of reserves of $64,141 and $0, respectively.

                        Millionaire.com and Subsidiaries

                          September 30, 2000 and 1999

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

 On June 29, 2000, the Company entered into three separate unsecured promissory notes payable. The notes payable have substantially the same terms and totaled $150,000. The notes payable were received from current shareholders of the Company. The notes bear interest at 7% per annum. There are no required principal or interest payments on the notes until their maturities on December 29, 2000. The notes are convertible, at the option of the holders, to shares of common stock of the Company at any time prior to December 29, 2000 at a price of $.75 per share. The excess of the aggregate fair value of common stock that the holder received upon issuance of the promissory notes approximated $20,000. This amount was recorded as interest expense during the second quarter in the year ended December 31, 2000.

 On August 24, 2000, the Company entered into three separate unsecured promissory notes payable. The notes payable have substantially the same terms and totaled $300,000. The notes payable were received from current shareholders of the Company. The notes bear interest at 7% per annum. There are no required principal or interest payments on the notes until their maturities on December 24, 2000. The notes are convertible, at the option of the holders, to shares of common stock of the Company at any time prior to December 24, 2000 at a price of $.35 per share. The excess of the aggregate fair value of common stock that the holder received upon issuance of the promissory notes amounted to $85,714. This amount was recorded as interest expense during the third quarter in the year ended December 31, 2000.



                        Millionaire.com and Subsidiaries

                          September 30, 2000 and 1999

                                  (Unaudited)

NOTE 5 - SEGMENT INFORMATION

 The Company has two reportable segments magazine operations and auction operations.

Reportable Segment Information
------------------------------
                                                                    Magazine       Auction
                                                                   Operations     Operations       Totals
                                                                  -------------  ------------     --------
 For the quarter ended September 30, 2000
 ----------------------------------------
  Revenues from external customers                                 $ 1,246,411   $    89,376   $ 1,335,787
  Segment profit (loss)                                                757,038      (448,735)      308,303
  Segment assets, net                                                  732,960       902,700     1,635,660

 For the quarter ended September 30, 1999
 ----------------------------------------
  Revenues from external customers                                     726,411       212,606       939,017
  Segment profit (loss)                                               (562,956)     (300,658)     (863,614)

 For the nine months ended September 30, 2000
 --------------------------------------------
  Revenues from external customers                                   3,167,524       514,809     3,682,333
  Segment profit (loss)                                             (2,388,917)   (1,108,825)   (3,497,742)

 For the nine months ended September 30, 1999
 --------------------------------------------
  Revenues from external customers                                   1,999,234       436,813     2,436,047
  Segment profit (loss)                                             (2,698,562)     (992,796)   (3,691,358)

 As of December 31, 1999
 -----------------------
  Segment assets, net                                                1,869,903       914,413     2,784,316

 Reconciliation to Consolidated Amounts
 --------------------------------------
                                                      For the quarter ended      For the nine months ended
                                                           September 30,                 September 30,
                                                     -------------------------   -------------------------
                                                        2000           1999         2000          1999
                                                     ----------    -----------   -----------   -----------
   Revenues
   --------

 Total external revenues for reportable segments     $1,335,787    $   939,017   $ 3,682,333   $ 2,436,047
                                                     ----------    -----------   -----------   -----------

   Total consolidated revenues                       $1,335,787    $   939,017   $ 3,682,333   $ 2,436,047
                                                     ==========    ===========   ===========   ===========

   Profit (loss)
   -------------

 Total loss for reportable segments                  $  308,303    $  (863,614)  $(3,497,742)  $(3,691,358)
 Unallocated amounts
  Corporate expense                                  $ (907,071)      (173,138)   (2,166,363)     (238,765)
                                                     ----------    -----------   -----------   -----------

  Consolidated loss before income taxes              $ (598,768)   $(1,036,752)  $(5,614,105)  $(3,930,123)
                                                     ==========    ===========   ===========   ===========

                        Millionaire.com and Subsidiaries

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          September 30, 2000 and 1999

                                  (Unaudited)


NOTE 5 - SEGMENT INFORMATION - Continued

                                         September 30,  December 31,
                                             2000          1999
                                         -------------  ----------
   Assets
   ------
 Total assets for reportable segments       $1,635,660    $2,784,316
 Other unallocated assets                      113,970       272,752
                                            ----------    ----------

   Total consolidated assets                $1,749,630    $3,057,068
                                            ==========    ==========

 At September 30, 2000 and December 31, 1999, the other unallocated assets were comprised solely of the total cash and certificate of deposit balance of the Company in the amounts of $113,970 and $272,752, respectively.


NOTE 6 - STOCKHOLDERS' DEFICIT

Common Stock and Additional Paid-in Capital
-------------------------------------------

 During the nine months ended September 30, 2000, the Company's stockholders' deficit increased from $(480,959) on December 31, 1999 to $(3,895,350) on September 30, 2000. The Company issued common stock for services rendered and sold common stock. The issuance of common stock for services and cash payment of $1.25 per share increased common stock and additional paid-in capital by $120 and $419,880, respectively. The Company sold the discounted common stock for professional services performed in the year ended December 31, 2000. The excess of the fair value of the common stock issued over the cash payment of $1.25 per share resulted in the recording of $270,000 in compensation expense. The Company sold 28,000 shares of common stock at fair market value of $1.50 per share. This increased common stock by $28 and additional paid-in capital by $41,972. The Company also entered into promissory notes with beneficial conversion features. These transactions increased additional paid-in capital by $1,407,714.



                        Millionaire.com and Subsidiaries

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          September 30, 2000 and 1999

                                  (Unaudited)


NOTE 6 - STOCKHOLDERS' DEFICIT - Continued

Deferred Compensation
---------------------

 On December 15, 1998, 970,000 stock options were granted at an exercise price of $1.00 and the fair value was determined to be $4.00. The total potential compensation expense that may be recognized in the Company's financial statements is $2,910,000. The stock options vest over a five-year period. During the nine-month periods ended September 30, 2000 and 1999, compensation expense of $330,000 and $382,500, respectively, along with a corresponding reduction of additional paid-in capital were recognized. This resulted from the ratable recognition of compensatory stock options expense. The Company removed $192,000 of forfeited deferred compensation and additional paid-in capital during the period ended September 30, 2000.


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



                        Millionaire.com and Subsidiaries

                          September 30, 2000 and 1999

                                  (Unaudited)

NOTE 7 - IMPAIRMENT LOSS - Continued

 Management believes that it has continued ownership and rights to the Trademarks. In order to insure that publication of the Company's magazine was not interrupted and to protect vendors and advertisers from claims of trademark infringement, the Company decided to change the name of its magazine from Millionaire to Opulence. As a result of the decision to change the name of the magazine, the Trademarks and related goodwill were deemed to be impaired assets and the carrying value of $1,089,553 was written off as of June 30, 2000.

 As a result of the Lamberts' actions, the note payment due to the Lamberts on August 14, 2000, was not made, causing the note to be in default at that time. The Lamberts' potential course of action, in addition to seizing the stock of LMPI and voting those shares to cancel the agreement with the Company, is to seek to recover the balance of the promissory note through litigation. The Lamberts have made no demands for payment, but have not stated that they consider the Company released from the debt. Management believes that the damages incurred by the Company for the wrongful seizure of the trademarks far exceed its obligations under the note. The Company intends to offset its damages from the Lamberts' actions against future note payments. In view of the default status of the note and the ongoing litigation regarding ownership of the Trademarks, the Company continues to reflect the balance of the purchase debt obligation and it has been classified as currently payable as of September 30, 2000.

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


NOTE 8 - COMMITMENTS AND CONTINGENCIES

 Realization of Assets
 ---------------------

 The Company has sustained net losses of $5,614,105 and $3,930,123 for the nine months ended September 30, 2000 and 1999, respectively. The Company has used, rather than provided, cash in its operations for the nine months ended September 30, 2000 and 1999. In addition, the Company is currently involved in various lawsuits, in addition to Note 7, for which management is currently unable to determine whether there will be a material impact on its results of operations, financial position or cash flows.

                        Millionaire.com and Subsidiaries

                          September 30, 2000 and 1999

                                  (Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES - Continued

 Realization of Assets - Continued
 ---------------------------------

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



                        Millionaire.com and Subsidiaries

                          September 30, 2000 and 1999

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

NOTE 9 - GAIN ON SETTLEMENT

 During 2000, the Company had a dispute with a printer concerning approximately $600,000 in costs for the printing of the Millionaire magazine. This account payable was recorded on the records of the Company during 1999. The Company's management contended that the printing was of poor quality. The printer and the Company settled the dispute. The settlement agreement called for the Company to make payments totaling $375,000. Upon payment of the agreed-upon settlement, $375,000, the Company recorded $225,000 of gain on settlement of the dispute.

PART I-ITEM 2

                       MILLIONAIRE.COM AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION.


Revenue
-------

Magazine revenues are generated from the sale of advertising space, subscriptions, single copy sales and the sale of Company owned products within the magazine.

Other revenues are generated by selling Company owned art, antiques and collectibles through existing auction houses throughout the United States, our own auction gallery, over the Internet at www.millionaire.com, and by joint
                                          -------------------
venturing the sale of items with other major Internet companies including Lycos and Ebay. Management believes that the transition from the name Millionaire to Opulence may adversely impact, in the short term, subscription and advertising revenues.

Our Internet site is now leasing space within our Opulence "Mega Mall" where 1700 department stores (links) are available to potential on line retailers. Space leases for $3,600 annually per store.

The average page rate in Opulence has increased substantially as has the relationship between advertising pages to editorial. The Company has launched a major national television campaign offering subscriptions to Opulence, a television campaign that expects to reach 60 million T. V. households by the end of 2001.


Results of Operations
---------------------

Net sales increased 51.2% to $3,682,333 for the nine-month period ended September 30, 2000, as compared to $2,436,047 for the comparable period in 1999. Net sales increased 42.3% to $1,335,787 for the three-month period ended September 30, 2000, as compared to $939,017 for the comparable period in 1999.

Magazine sales increased by 69.1% to $320,964 for the nine-month period ended September 30, 2000 as compared to $189,757 for the same period in 1999. Magazine sales increased by 203.2% to $132,545 for the three-month period ended September 30, 2000 as compared to $43,719 for the same period in 1999. The principal reason for the increase in magazine sales was primarily due to the Company's launch of a national subscription solicitation campaign and the excellent distribution of the publication through Cable News.

Advertising revenues increased by 57.3% to $2,846,560 for the nine-month period ended September 30, 2000 as compared to $1,809,477 for the comparable period in 1999. Advertising revenues increased by 63.2% to $1,113,866 for the three-month period ended September 30, 2000 as compared to $682,692 for the comparable period in 1999. The principal reason for the increase in advertising was increasing the number of professional sales representatives, an increase in the price of advertising spaces and repeat, as well as new, advertising sales.

PART I-ITEM 2

                       MILLIONAIRE.COM AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION.



Inventory sales and revenues increased by 17.9% to $514,809 for the nine-month period ended September 30, 2000 as compared to $436,813 for the comparable period in 1999. Inventory sales and revenues decreased by 60.0% to $89,376 for the three-month period ended September 30, 2000 as compared to $212,606 for the comparable period in 1999. The principal reason for the increase in product sales during the nine months ended September 30, 2000 was offering items through non Company owned auction houses on a consignment basis. During the three months ended September 30, 2000, inventory sales declined primarily due to the Company not holding any auctions during the period to sell company owned inventory.

Publishing costs (exclusive of items shown separately) as a percentage of magazine and advertising sales decreased from 70.0% to 35.3% when comparing the nine months ended September 30, 1999 to September 30, 2000, respectively. Publishing costs (exclusive of items shown separately) as a percentage of magazine and advertising sales decreased from 94.0% to 43.4% when comparing the three months ended September 30, 1999 to September 30, 2000, respectively. Cost of goods sold (exclusive of items shown in operating expenses) decreased by 22.2% to $1,497,467 for the nine-month period ended September 30, 2000 as compared to $1,923,724 for the comparable period in 1999. Cost of goods sold (exclusive of items shown in operating expenses) decreased by 43.9% to $591,739 for the three-month period ended September 30, 2000 as compared to $1,053,893 for the comparable period in 1999. During the nine months ended September 30, 2000 the Company increased the advertising content from 60% to 70% of the total magazine. This resulted in more magazine advertising revenue as compared to 1999. As the Company continues to refine the distribution of the magazine to a larger number of high net worth readers, advertisers are willing to pay more for pages. At the same time, our page rates have increased and our production costs have decreased by replacing expensive outside production houses and one-time set up costs with our own internal staff of professional designers and computer technologists.

Selling, general, administrative and other expenses increased by 44.0% to $6,356,804 for the nine-month period ended September 30, 2000 as compared to $4,415,137 for the comparable period in 1999. Selling, general, administrative and other expenses increased by 62.2% to $1,542,869 for the three-month period ended September 30, 2000 as compared to $951,267 for the comparable period in 1999. The principal reason for the increase resulted primarily from expenditures made to increase sales. The impairment loss on the trademarks and goodwill increased net loss $1,089,553 during the nine months ended September 30, 2000. See Item 1, Note 7.

Interest and other expenses increased by 5,180.9% to $1,442,167 for the nine-month period ended September 30, 2000 as compared to $27,309 for the comparable period in 1999. Interest and other income increased by 274.4% to $110,053 of income for the three-month period ended September 30, 2000 as compared to $29,391 of income for the comparable period in 1999. The increase in interest expense for the nine months ended September 30, 2000 was primarily related to the $1,407,714 of interest expense related to the beneficial conversion features of convertible notes payable issued during 2000.

PART I-ITEM 2

                       MILLIONAIRE.COM AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION.



The increase in the other income during the quarter ended September 30, 2000 when compared to 1999, resulted from the Company settling a disputed accounts payable with a vendor. The Company previously recorded approximately $600,000 in accounts payable during 1999. The Company completed agreed-upon payments of $375,000 to the vendor during the quarter ended September 30, 2000. The remainder of the accounts payable $225,000, is considered by the Company's management to be a gain on settlement.

The Company, due to the loss position from operations, did not record a tax provision for the nine-month period ended September 30, 2000 nor did it in the same period of 1999.

The Company's net loss of $5,614,105 for the nine-month period ended September 30, 2000 increased $1,683,982 or 42.8% when compared to a net loss of $3,930,123 for the comparable period in 1999. The Company's net loss of $598,768 for the three-month period ended September 30, 2000 decreased $437,984 or 42.2% when compared to a net loss of $1,036,752 for the comparable period in 1999. The increase was partly due to the $1,407,714 interest charge related to the beneficial conversion feature of notes payable for the nine-month period ended September 30, 2000 as compared to $0 interest expense for similar notes during the comparable period in 1999.


The weighted average and diluted shares outstanding increased to 8,754,734 for the period ended September 30, 2000 as compared to weighted average and diluted shares outstanding of 8,532,165 for the comparable period in 1999. The increase was due to the sale and issuance of approximately 148,000 shares of common stock.


Liquidity and Capital Resources of the Company
----------------------------------------------

The Company has been able to fund its operations and working capital requirements from cash flow generated by the sale of common stock and the proceeds from loans, convertible to stock.

Net cash used in operating activities decreased by 20.8% to $2,413,126 for the nine-month period ended September 30, 2000 as compared to $3,045,978 for the comparable period in 1999. The decrease in cash use was primarily the result of a decrease in the purchasing of inventory and an increased accounts receivable collection efforts.

Net cash provided by financing activities amounted to $2,354,253 for the nine-month period ended September 30, 2000 as compared to net cash provided by financing activities of $1,210,011 for the comparable period in 1999. In 2000, the Company received $2,200,000 of convertible debt compared to $0 in 1999. In contrast, during the nine months ended September 30, 1999, the Company received $1,500,000 in proceeds from common stock offerings. The Company received $192,000 in common stock offerings for the nine months ended September 30, 2000.

PART I-ITEM 2

                       MILLIONAIRE.COM AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION.



The note payment due to the sellers of the Trademarks (the "Lamberts") in the amount of $170,000 on August 14, 2000, was not made, causing the note to be in default at that time. The Lamberts have made no demands for payment, but have not stated that they consider the Company released from the debt. The Company believes that the damages incurred by the Company for the wrongful seizure of the trademarks far exceed its obligations under the Note. The Company intends to offset its damages from the Lamberts' actions against future note payments.

In view of the default status of the note and uncertainty surrounding the ongoing litigation regarding ownership of the Trademarks, the Company continues to reflect the purchase debt obligation, $1,287,071 at September 30, 2000, and it has been classified as currently payable as of September 30, 2000. The Company is pursuing legal action intended to affirm the Company's ownership of the Trademarks and to recover damages caused as a result of the Lamberts' actions. The Company has commenced litigation seeking $6.7 million in actual damages.

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

The Company had cash and cash equivalents of $113,970 and $109,869 respectively, as of September 30, 2000 and September 30, 1999.

The Company's business has not been capital intensive and, accordingly, capital expenditures have not been material. To date, the Company has funded all capital expenditures from working capital, proceeds from the public offering and loans.

PART I-ITEM 2

                       MILLIONAIRE.COM AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION.



The Company believes that its cash resources will not be sufficient to finance its operating and capital requirements in fiscal 2000, therefore the Company intends to raise capital by selling Rule 144 stock and financing receivables.

Cash requirements for future expansion of the Company's operations will be evaluated on an as-needed basis and may involve external financing. The Company does not expect that such expansion, should it occur, will have a materially negative impact on the Company's ability to fund its existing operations.

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

     Millionaire.com and Lifestyle Media Properties, Inc. v. Douglass and Jenny
     --------------------------------------------------------------------------
     Lambert.  Plaintiffs brought this action on October 16, 2000 in the
     -------
     District Court of Clark County, Nevada. The Company has brought this state court action in anticipation that the federal court action detailed above will be dismissed in the near future for lack of subject matter jurisdiction. The Company asserts claims for damages and recovery of the trademarks arising from the same facts detailed above in the federal court action.

     Douglas and Jenny Lambert (the "Lamberts") owned all of the stock of LifeStyle Media Corporation and individually owned the trademarks "Millionaire" and "Billionaire" ("the Marks"). LifeStyle Media Corporation published the Millionaire and Billionaire Magazines. On or about August 14, 1998, a stock purchase agreement was executed (the "Transaction") between Lifestyle Media Acquisition Corporation ("LMAC"), whereby LMAC acquired all of the Lambers' stock in and to Lifestyle Media Corporation. As part of the Transaction, the Lamberts executed an Assignment of Trademark, assigning to Lifestyle Media Properties, Inc. ("LMPI") all of the Lamberts' right, title and interest in the Marks.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     As part of the transaction whereby the Company (through its subsidiary
LMAC) acquired the Trademarks "Millionaire" and "Billionaire", the Company
(LMAC) executed a promissory note in the principal sum of $1,674,595.00 payable to Doug and Jenny Lamberts ("Note"). As of June 30, 2000, the principal balance of the Note was $1,287,071 and the Company was not in default. Due to the actions taken by the Lamberts described in the section entitled "Legal Proceeding," the Company did not make the schedule principal and interest payment of $170,000 due on August 14, 2000. The Company does not intend to cure this arrearage or make further payments on the Note due to pending outcome of the litigation with the Lamberts.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits - Exhibit 27 - Financial Data Schedule

     B.  Reports on Form 8-K - None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     MILLIONAIRE.COM
                                     (Registrant)



Date: November 14, 2000              By:/s/ Robert L. White
                                        -------------------
                                     Robert L. White, Chief Executive Officer