Form 10QSB/A
period 2000-06-30
MILLIONAIRE COM
filed 2000-12-13
CIK 1079916

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              AMENDMENT NO. 3 TO
                                  FORM 10-QSB

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
                                ---------

Transitional Small Business Disclosure Format  (check one) Yes      No  X .
                                                               ---     ---

On October 5, 2000 we inadvertently filed our June 30, 2000 10-QSB prior to completion of our auditor's review of the quarterly financial statements. As a result, the impairment analysis and net carrying value of our trademark assets, "Millionaire" and "Billionaire" as stated in the October 5, 2000 filing were incorrect. The impairment analysis and net carrying value of the trademarks were corrected in Amendment No. 1 to the June 30, 2000 10-QSB filed on October 24, 2000.

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
                                                  ===========    ===========

                       Millionaire.com and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three months ended June 30,    Six months ended June 30,
                                                   ----------------------------   --------------------------
                                                       2000          1999              2000          1999
                                                   ------------  -----------       ------------  -----------
                                                    (Unaudited)  (Unaudited)        (Unaudited)  (Unaudited)
Net sales
 Magazine sales                                    $   114,934   $   103,442       $   188,419   $   146,038
 Advertising sales                                   1,142,448       899,652         1,732,694     1,126,785
 Inventory sales                                       266,717       180,083           425,433       224,207
                                                   -----------   -----------       -----------   -----------
                                                     1,524,099     1,183,177         2,346,546     1,497,030

Cost of goods sold (exclusive of
 Depreciation and Amortization shown
 separately below)
 Publishing costs                                      868,677       922,986         1,582,115     1,728,640
 Inventory cost of sales                               264,769        78,611           329,065       122,248
                                                   -----------   -----------       -----------   -----------
                                                     1,133,446     1,001,597         1,911,180     1,850,888

Operating expenses
 Employee compensation                                 255,733        84,570           728,329       559,814
 Selling and marketing                                 118,420       502,765           306,140       672,756
 Professional fees                                     111,205       101,105           608,143       256,142
 Depreciation and amortization                         118,136        88,378           232,152       177,032
 Rent                                                   99,012       161,723           196,286       224,432
 Bad debt expense                                            -        52,962           100,000        52,962
 Administrative                                        109,239       273,683           637,880       539,675
 Trademark and goodwill impairment                   1,089,553             -         1,089,553             -
                                                   -----------   -----------       -----------   -----------
                                                     1,901,298     1,265,186         3,898,483     2,482,813
                                                   -----------   -----------       -----------   -----------

     Loss from operations                           (1,510,645)   (1,083,606)       (3,463,117)   (2,836,671)

Other income (expenses)
 Interest income                                           446        11,523            12,207        19,989
 Interest expense                                     (228,734)      (37,773)       (1,587,260)      (90,306)
 Other income (expenses)                                   309        (2,716)           22,833        13,617
                                                   -----------   -----------       -----------   -----------
                                                      (227,979)      (28,966)       (1,552,220)      (56,700)
                                                   -----------   -----------       -----------   -----------

     Net loss before provision
      for income taxes                              (1,738,624)   (1,112,572)       (5,015,337)   (2,893,371)

Income tax expense                                           -             -                 -             -
                                                   -----------   -----------       -----------   -----------

     Net loss                                      $(1,738,624)  $(1,112,572)      $(5,015,337)  $(2,893,371)
                                                   ===========   ===========       ===========   ===========

Net loss per common share                          $     (0.20)  $     (0.13)      $     (0.57)  $     (0.34)

Weighted average number of shares
 Basic                                               8,763,095     8,565,095         8,749,813     8,521,996
                                                   ===========   ===========       ===========   ===========
 Diluted                                             8,763,095     8,565,095         8,749,813     8,521,996
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


NOTE 7 - IMPAIRMENT LOSS

On August 14, 1998 the Company purchased all of the outstanding shares of Life Style Media Corporation ("LMC"), a magazine publishing business, and the trademarks "Millionaire" and "Billionaire" (the "Trademarks"). In consideration for the purchase of LMC and the Trademarks, the Company issued a note payable in the amount of $1,674,595 to the sellers. As part of the transaction, the Company formed Life Style Media Properties ("LMPI") to hold the Trademarks. LMPI is a wholly owned nonoperating entity and the only assets held in the entity are the Trademarks. The sellers of LMC and the Trademarks (the "Lamberts") were granted a security interest in the Trademarks and the stock of LMPI to secure the performance of the note payable. As of June 30, 2000, all payments due under the note were current.

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

Publishing costs (exclusive of Depreciation and Amortization shown separately) as a percentage of magazine and advertising sales decreased from 135.8% to 82.4% when comparing the six months ended June 30, 1999 to the six months ended June 30, 2000. During the six months ended June 30, 2000 the Company increased the advertising content from 60% to 70% of the total magazine. This resulted in more magazine advertising revenue as compared to 1999. As the Company continues to refine the distribution of the magazine to a larger number of high net worth readers, advertisers are willing to pay more for pages. At the same time, our page rates have increased and our production costs have decreased by replacing expensive outside production houses and one-time set up costs with our own internal staff of professional designers and computer technologists.

PART I-ITEM 2


                         MILLIONAIRE.COM AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cost of sales increased (exclusive of Depreciation and Amorization shown in operating expenses) by 169.2% to $329,065 for the six-month period ended June 30, 2000 as compared to $122,248 for the comparable period in 1999. Inventory cost of sales (exclusive of Depreciation and Amortization shown in operating expense) increased due to increased revenue levels.

Selling, general, administrative and other expenses increased by 57.0% to $3,898,483 for the six month period ended June 30, 2000 as compared to $2,482,813 for the comparable period in 1999. The principal reason for the increase resulted primarily from the impairment loss on the trademarks and goodwill increased net loss $1,089,553 during the quarter ended June 30, 2000. See Item 1, Note 7.

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


                         MILLIONAIRE.COM AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

decrease in cash use was primarily the result of a decrease in the purchasing of inventory and an increase in accounts receivable collection efforts.

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

The Company intends to meet its existing financial obligations by continuing to decrease our overhead as we increase profit margins. Additionally, the Company recently began offering to lease space within our Opulence "Mega Mall" where 1700 department stores (links) are available to potential on line retailers. Space leases for approximately $3,000 annually per store. The total annual potential revenue that could be generated, if all link spaces were leased, would be approximately $5 million. If the Company has the need for additional capital for operations, as it will have the need in order to acquire profitable existing auction houses, we intend to raise capital from investors and/or financial institutions.

The Company had cash and cash equivalent of $185,406 and $123,113 respectively, as of June 30, 2000 and June 30, 1999.

The Company's business has not been capital intensive and, accordingly, capital expenditures have not been material. To date, the Company has funded all capital expenditures from working capital, proceeds from the public offering and loans.

The Company believes that its cash will not be sufficient to finance its operating and capital requirements in fiscal 2000, therefore the company intends to raise capital by the sale of common stock and financing receivables.

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



                                        MILLIONAIRE.COM
                                        (Registrant)





Date: December 13, 2000                 By: /s/ Robert L. White
                                           -------------------------------------
                                        Robert L. White, Chief Executive Officer