Form 10QSB/A
period 2000-09-30
MILLIONAIRE COM
filed 2000-12-13
CIK 1079916

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

                                Amendment No. 1
(Mark One)

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
                                                   ============    ===========

                        Millionaire.com and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Three months ended          Nine months ended
                                            September 30,              September 30,
                                      -------------------------  --------------------------
                                            2000          1999          2000          1999
                                      ----------   -----------   -----------   -----------
                                      (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Net sales
 Magazine sales                       $  132,545   $    43,719   $   320,964   $   189,757
 Advertising sales                     1,113,866       682,692     2,846,560     1,809,477
 Inventory sales                          89,376       212,606       514,809       436,813
                                      ----------   -----------   -----------   -----------
                                       1,335,787       939,017     3,682,333     2,436,047

Cost of goods sold (exclusive of
 depreciation and amortization
 shown separately below)
  Publishing costs                       869,081       907,700     2,451,196     2,636,340
  Inventory cost of sales                 51,323       371,110       380,388       493,358
                                      ----------   -----------   -----------   -----------
                                         920,404     1,278,810     2,831,584     3,129,698

Operating expenses
 Employee compensation                   425,306       119,472     1,153,635       679,286
 Selling and marketing                   180,096         2,309       486,236       675,065
 Professional fees                        38,779       122,066       646,922       378,208
 Depreciation and amortization             9,682        96,063       241,834       273,095
 Rent                                     61,247        45,350       257,533       269,782
 Bad debt expense                        164,071       150,000       264,071       202,962
 Administrative                          300,700       191,090       882,903       730,765
 Trademark and goodwill impairment             -             -     1,089,553             -
                                      ----------   -----------   -----------   -----------
                                       1,124,204       726,350     5,022,687     3,209,163
                                      ----------   -----------   -----------   -----------
     Loss from operations               (708,821)   (1,066,143)   (4,171,938)   (3,902,814)

Other income (expenses)
 Interest income                           2,763        45,757        14,970        65,746
 Interest expense                       (142,751)      (23,325)   (1,730,011)     (113,631)
 Other income (expense)                   25,041         6,959        47,874        20,576
 Gain on settlement                      225,000             -       225,000             -
                                      ----------   -----------   -----------   -----------
                                         110,053        29,391    (1,442,167)      (27,309)
                                      ----------   -----------   -----------   -----------
     Loss before provision for
      income taxes                      (598,768)   (1,036,752)   (5,614,105)   (3,930,123)

Income tax expense                             -             -             -             -
                                      ----------   -----------   -----------   -----------

     Net loss                         $ (598,768)  $(1,036,752)  $(5,614,105)  $(3,930,123)
                                      ==========   ===========   ===========   ===========

Net loss per common share                  $(.07)       $(0.12)       $(0.64)       $(0.46)
                                      ==========   ===========   ===========   ===========

Weighted average number of shares
 Basic                                 8,763,095     8,565,095     8,754,734     8,532,165
                                      ==========   ===========   ===========   ===========
 Diluted                               8,763,095     8,565,095     8,754,734     8,532,165
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


NOTE 7 - IMPAIRMENT LOSS

 On August 14, 1998 the Company purchased all of the outstanding shares of Life Style Media Corporation ("LMC"), a magazine publishing business, and the trademarks "Millionaire" and "Billionaire" (the "Trademarks"). In consideration for the purchase of LMC and the Trademarks, the Company issued a note payable in the amount of $1,674,595 to the sellers. As part of the transaction, the Company formed Life Style Media Properties ("LMPI") to hold the Trademarks. LMPI is a wholly-owned nonoperating entity and the only assets held in the entity are Trademarks. The sellers of LMC and the Trademarks (the "Lamberts") were granted a security interest in the Trademarks and the stock of LMPI to secure the performance of the note payable. As of June 30, 2000, all payments due under the note were current.

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

Our Internet site is now offering to lease space within our Opulence "Mega Mall" where 1700 department stores (links) are available to potential on line retailers. Space leases for approximately $3,000 annually per store. The total annual potential revenue that could be generated, if all link spaces were leased, would be approximately $5 million. For the nine-months ended September 30, 2000, the Company has not earned any revenue from this source. Leases for spaces will be for a period of 12 months. Revenues derived from these leases will initially be deferred and recognized into revenue over the term of the lease.

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

Publishing costs (exclusive of depreciation and amortization shown separately) as a percentage of magazine and advertising sales decreased from 131.9% to 77.4% when comparing the nine months ended September 30, 1999 to September 30, 2000, respectively. Publishing costs (exclusive of depreciation and amortization shown separately) as a percentage of magazine and advertising sales decreased from 125.0% to 69.7% when comparing the three months ended September 30, 1999 to September 30, 2000, respectively. Cost of goods sold (exclusive of depreciation and amortization shown in operating expenses) decreased by 9.5% to $2,831,584 for the nine-month period ended September 30, 2000 as compared to $3,129,698 for the comparable period in 1999. Cost of goods sold (exclusive of depreciation and amortization shown in operating expenses) decreased by 28.0% to $920,404 for the three-month period ended September 30, 2000 as compared to $1,278,810 for the comparable period in 1999. During the nine months ended September 30, 2000 the Company increased the advertising content from 60% to 70% of the total magazine. This resulted in more magazine advertising revenue as compared to 1999. As the Company continues to refine the distribution of the magazine to a larger number of high net worth readers, advertisers are willing to pay more for pages. At the same time, our page rates have increased and our production costs have decreased by replacing expensive outside production houses and one-time set up costs with our own internal staff of professional designers and computer technologists.

Selling, general, administrative and other expenses increased by 55.6% to $5,022,687 for the nine-month period ended September 30, 2000 as compared to $3,209,163 for the comparable period in 1999. Selling, general, administrative and other expenses increased by 54.8% to $1,124,204 for the three-month period ended September 30, 2000 as compared to $726,350 for the comparable period in 1999. The principal reason for the increase resulted primarily from increased payroll and advertising expenditures made to increase sales. The impairment loss on the trademarks and goodwill increased net loss $1,089,553 during the nine months ended September 30, 2000. See Item 1, Note 7.

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

The magazine, under its new title Opulence, has been well received and revenues continue to climb. Increase revenues will assist in absorbing fixed overhead expenses and provide a better profit margin, exclusive of depreciation and amortization. The Company is better balancing print run to eliminate newsstand distribution in areas where the Company experiences low sales. The Company has placed on hold development of a television show in order to focus on television commercial campaigns for the magazine.

The Company is currently in the process of combining its magazine and auction inventory marketing departments in order to decrease advertising costs. In addition, the Company is attempting to convert notes payable owed to investors into common stock. If completed, the conversion would relieve the Company of $2,200,200 in short-term notes payable.

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



                                     MILLIONAIRE.COM
                                     (Registrant)



Date: December 13, 2000              By:/s/ Robert L. White
                                        -------------------
                                     Robert L. White, Chief Executive Officer