Form 10QSB/A
period 2000-06-30
MILLIONAIRE COM
filed 2001-03-15
CIK 1079916

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              AMENDMENT NO. 4 TO
                                  FORM 10-QSB

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
                                                  ===========    ===========

                       Millionaire.com and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three months ended June 30,    Six months ended June 30,
                                                   ----------------------------   --------------------------
                                                       2000          1999              2000          1999
                                                   ------------  -----------       ------------  -----------
                                                    (Unaudited)  (Unaudited)        (Unaudited)  (Unaudited)
Net sales
 Magazine sales                                     $  114,934   $   103,442       $   188,419   $   146,038
 Advertising sales                                   1,142,448       899,652         1,732,694     1,126,785
 Inventory sales                                       266,717       180,083           425,433       224,207
                                                    ----------   -----------       -----------   -----------
                                                     1,524,099     1,183,177         2,346,546     1,497,030

Cost of goods sold (exclusive of
 Depreciation and Amortization shown
 separately below)
 Publishing costs                                      868,677       922,986         1,582,115     1,728,640
 Inventory cost of sales                               264,769        78,611           329,065       122,248
                                                    ----------   -----------       -----------   -----------
                                                     1,133,446     1,001,597         1,911,180     1,850,888

Operating expenses
 Employee compensation                                 255,733        84,570           728,329       559,814
 Selling and marketing                                 118,420       502,765           306,140       672,756
 Professional fees                                     111,205       101,105           608,143       256,142
 Depreciation and amortization                         118,136        88,378           232,152       177,032
 Rent                                                   99,012       161,723           196,286       224,432
 Bad debt expense                                            -        52,962           100,000        52,962
 Administrative                                        109,239       273,683           637,880       539,675
                                                    ----------   -----------       -----------   -----------
                                                       811,745     1,265,186         2,808,930     2,482,813
                                                    ----------   -----------       -----------   -----------

     Loss from operations                             (421,092)   (1,083,606)       (2,373,564)   (2,836,671)

Other income (expenses)
 Interest income                                           446        11,523            12,207        19,989
 Interest expense                                     (228,734)      (37,773)       (1,587,260)      (90,306)
 Other income (expenses)                                   309        (2,716)           22,833        13,617
                                                    ----------   -----------       -----------   -----------
                                                      (227,979)      (28,966)       (1,552,220)      (56,700)
                                                    ----------   -----------       -----------   -----------

     Net loss before provision
      for income taxes                                (649,071)   (1,112,572)       (3,925,784)   (2,893,371)

Income tax expense                                           -             -                 -             -
                                                    ----------   -----------       -----------   -----------

     Net loss                                       $ (649,071)  $(1,112,572)      $(3,925,784)  $(2,893,371)
                                                    ==========   ===========       ===========   ===========

Net loss per common share                           $    (0.07)  $     (0.13)      $     (0.45)  $     (0.34)

Weighted average number of shares
 Basic                                               8,763,095     8,565,095         8,749,813     8,521,996
                                                    ==========   ===========       ===========   ===========
 Diluted                                             8,763,095     8,565,095         8,749,813     8,521,996
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

                       Millionaire.com and Subsidiaries
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Six months ended June 30,
                                                                 ---------------------------
                                                                    2000            1999
                                                                 -----------     -----------
                                                                 (Unaudited)     (Unaudited)
Cash flows from operating activities
 Net loss                                                        $(3,925,784)    $(2,893,371)
 Adjustments to reconcile net loss to net cash
  Provided by operating activities:
   Depreciation and amortization                                     232,152         177,032
   Beneficial conversion feature of convertible debt               1,322,000               -
   Issuance of common stock for services rendered                    270,000         520,000
   Compensation expense of stock option                              209,000         255,000
   Bad debt expense                                                  100,000          52,962
   Changes in operating assets and liabilities:
     Increase in accounts receivable                                 (91,344)       (543,923)
     Increase in inventories                                          55,387        (717,471)
     Decrease in prepaid expenses and deposits                        36,929         (33,603)
     Increase (decrease) in accounts payable                        (343,601)        441,297
     Increase (decrease) in accrued expenses                          87,528           1,416
     Increase in deferred revenue                                     69,564         117,400
                                                                 ------------    -----------

      Net cash used in operating activities                       (1,978,169)     (2,623,261)

Cash flows from investing activities:
 Purchase of equipment and software                                  (99,747)       (205,260)
 Sale (purchase) of certificate of deposit                           253,198      (1,550,000)
                                                                 ------------    -----------

      Net cash (used in) provided by investing activities            153,451      (1,755,260)

Cash flows from financing activities:
 Principal payments on capital lease obligations                      (1,331)              -
 Principal payments on notes payable                                       -        (225,000)
 Net proceeds from (payments to) related parties                    (100,099)              -
 Proceeds from issuance of convertible debt                        1,900,000               -
 Proceeds from common stock offering, net                            192,000       1,500,000
                                                                 ------------    -----------

      Net cash provided by financing activities                    1,990,570       1,275,000
                                                                 ------------    -----------

Net increase (decrease) in cash and cash equivalents                 165,852      (3,103,521)

Cash and cash equivalents at beginning of period                      19,554       3,226,634
                                                                 ------------    -----------

Cash and cash equivalents at end of period                        $  185,406     $   123,113
                                                                  ===========    ===========

Supplemental disclosure
-----------------------

 Interest paid                                                    $   57,104     $         -
                                                                  ===========    ===========

 Income taxes paid                                                $        -     $         -
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

Reportable Segment Information
------------------------------

                                         Magazine    Auction
                                        Operations  Operations     Totals
                                        ----------  ----------   ----------
For the quarter ended June 30, 2000
-----------------------------------
 Revenues from external customers      $ 1,257,382    $266,717  $ 1,524,099
 Segment profit (loss)                  (1,128,807)   (419,145)  (1,547,952)
 Segment assets, net                     1,792,269     831,901    2,624,170

For the quarter ended June 30, 1999
-----------------------------------
 Revenues from external customers        1,003,094     180,083    1,183,177
 Segment profit (loss)                  (1,466,289)   (459,739)  (1,926,028)

As of December 31, 1999
-----------------------
 Segment assets, net                     1,869,903     914,413    2,784,316

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

                             June 30, 2000 and 1999

                                  (Unaudited)

NOTE 5 - SEGMENT INFORMATION - Continued

  Reconciliation to Consolidated Amounts
  --------------------------------------

                                                         For the quarter ended
                                                                June 30
                                                   --------------------------------
                                                      2000                  1999
                                                   ----------            ----------
    Revenues
    --------
  Total external revenues for reportable segments  $1,524,099            $1,183,177
                                                   ----------            ----------

    Total consolidated revenues                    $1,524,099            $1,183,177
                                                   ==========            ==========
    Loss
    ----

  Total loss for reportable segments              $(1,547,952)          $(1,926,028)
  Unallocated amounts
   Corporate expense                               (2,377,832)             (967,343)
                                                   ----------            ----------

Consolidated loss before income taxes             $(3,925,784)          $(2,893,371)
                                                   ==========            ==========
                                                    June 30,            December 31,
    Assets                                            2000                  1999
    ------                                         ----------            ----------

 Total assets for reportable segments              $2,624,170            $2,784,316
 Other unallocated assets                             185,406               272,752
                                                   ----------            ----------
    Total consolidated assets                      $2,809,576            $3,057,068
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


NOTE 7 - TRADEMARK LITIGATION

On August 14, 1998, the Company purchased all of the outstanding shares of Life Style Media Corporation ("LMC"), a magazine publishing business, and the trademarks "Millionaire" and "Billionaire" (the "Trademarks"). In consideration for the purchase, the Company issued a note payable in the amount of $1,674,595 to the sellers. As part of the transaction, the Company formed Life Style Media Properties ("LMPI") to hold the Trademarks. The sellers of LMC and the Trademarks (the "Sellers") were granted a security interest in the Trademarks and the stock of LMPI to secure the performance of the note payable. The sole event of default under the terms of the note is failure to make scheduled payments on time. As of June 30, 2000, all payments due under the note were current with the next scheduled payment due August 14, 2000.

In June 2000, the Company was notified that the Sellers had declared the Company to be in default as a result of alleged breaches in various agreements. On June 30, 2000, the Company was notified that the Sellers, who held the shares of LMPI as collateral, had endorsed those shares over to themselves and claimed that all agreements providing the Company with the rights to use the Trademarks had been cancelled. The Sellers threatened legal action if the Company continued to use the Trademarks and subsequently filed for an injunction to prohibit the Company's further use of the Trademarks.

The Company, based on consultation with legal counsel, maintains that no default occurred as claimed by the Sellers, that the actions of the Sellers were illegal and occurred without regard to the binding agreements detailing the ownership and usage of the Trademarks, and that the Company continues to have ownership and usage rights of the Trademarks. The Company initiated legal action intended to affirm its ownership of the Trademarks and to recover damages caused as a result of the Sellers' actions.

Because of the Sellers' actions, the note payment due on August 14, 2000, was not made. The Sellers have made no demands for payment, but the Company has not obtained release from the note obligation either from the Sellers or by legal action. Accordingly, the Company continues to reflect the purchase debt obligation and it has been classified as currently payable as of June 30, 2000.


Subsequent to June 30, 2000, in order to insure that publication of the Company's magazine was not interrupted and to protect advertisers, distributors and other suppliers from claims of trademark infringement, the Company decided to change the magazine name from "Millionaire" to "Opulence." The Company has also entered into various settlement negotiations with the Sellers. One scenario would include, among other things, exchange of the Trademarks for cancellation of the note. Due to the circumstances resulting from the actions taken by the Sellers, management has used the best information available to evaluate whether there has been an impairment of the carrying value of the Trademarks in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of." This evaluation compared the book value of the Trademarks to the estimated fair value of the Trademarks which would arise primarily from the potential collateral value that could result from exchange of the Trademarks for cancellation of the debt. Based on its review, management has concluded that no impairment in value exists as of June 30, 2000. Future evaluations of potential assets impairment will be required until these matters are resolved.

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

NOTE 9 - LITIGATION SETTLEMENT (SUBSEQUENT EVENT)

On February 1, 2001, the Company and the Sellers entered into a settlement agreement related to the trademark litigation described in Note 7. Under the terms of the agreement, the Company agreed to transfer the Trademarks, the "Millionaire" and "Billionaire" trade names and certain internet domain names to the Sellers in exchange for cancellation of the outstanding note balance of $1,287,071. The current Internet websites will maintain links to the Company's new sites for a period of one year. The Company expects to complete the transition to a new corporate name within six months. Since the Company previously changed the name of its magazine, management does not expect the name changes resulting from the settlement to have a significant impact on operations.

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

Results of Operations
---------------------

Net sales increased 56% to $2,346,546 for the six-month period ended June 30, 2000, as compared to $1,497,030 for the comparable period in 1999. Net sales increased 28.8% to $1,524,099 for the three-month period ended June 30, 2000, as compared to $1,183,177 for the comparable period in 1999.

Magazine sales increased by 29% to $188,419 for the six-month period ended June 30, 2000 as compared to $146,038 for the same period in 1999. Magazine sales increased by 11.1% to $114,934 for the three-month period ended June 30, 2000, as compared to $103,442 for the comparable period in 1999. The principal reason for the increase in magazine sales was primarily due to the Company's launch of a national subscription solicitation campaign and the excellent distribution of the publication through Cable News.

Advertising sales increased by 54% to $1,732,694 for the six-month period ended June 30, 2000 as compared to $1,126,785 in the comparable period in 1999. Advertising sales increased by 27.0% to $1,142,448 for the three-month period ended June 30, 2000 as compared to $899,652 for the comparable period in 1999. The principal reason for the increase in advertising was increasing the number of professional sales representatives, an increase in the price of advertising spaces and repeat, as well as new, advertising sales.

Inventory sales increased by 90% to $425,433 for the six-month period ended June 30, 2000 as compared to $224,207 for the comparable period in 1999. Inventory sales increased by 48.1% to $266,717 for the three-month period ended June 30, 2000, as compared to $180,083 for the comparable period in 1999. The principal reason for the increase in product sales was offering items through non company owned auction houses on a consignment basis.

Publishing costs (exclusive of Depreciation and Amortization shown separately) as a percentage of magazine and advertising sales decreased from 135.8% to 82.4% when comparing the six months ended June 30, 1999 to the six months ended June 30, 2000. Publishing costs (exclusive of depreciation and amortization shown separately) as a percentage of magazine and advertising sales decreased from 92.0% to 69.1% when comparing the three-month period ended June 30, 2000 to the comparable period in 1999. During the six months ended June 30, 2000 the Company increased the advertising content from 60% to 70% of the total magazine. This resulted in more magazine advertising revenue as compared to 1999. As the Company continues to refine the distribution of the magazine to a larger number of high net worth readers, advertisers are willing to pay more for pages. At the same time, our page rates have increased and our production costs have decreased by replacing expensive outside production houses and one-time set up costs with our own internal staff of professional designers and computer technologists.

PART I-ITEM 2


                         MILLIONAIRE.COM AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Inventory cost of sales increased (exclusive of Depreciation and Amortization shown separately) by 169.2% to $329,065 for the six-month period ended June 30, 2000 as compared to $122,248 for the comparable period in 1999. Inventory cost of sales (exclusive of Depreciation and Amortization shown separately) increased by 236.8% to $264,769 for the three-month period ended June 30, 2000 as compared to $78,611 for the comparable period in 1999. Inventory cost of sales (exclusive of Depreciation and Amortization shown separately) increased due to increased revenue levels and increased indirect costs.

Selling, general, administrative and other expenses increased by 13.1% to $2,808,930 for the six month period ended June 30, 2000 as compared to $2,482,813 for the comparable period in 1999. Selling, general, administrative and other expenses decreased by 31.8% to $811,745 for the three-month period ended June 30, 2000 as compared to $1,265,186 for the comparable period in 1999. A principal reason for the increase for the six months ended June 30, 2000 expenses resulted primarily from increased professional fees.

Interest and other expenses increased by 1,658% to $1,587,260 for the six-month period ended June 30, 2000 as compared to $90,306 for the comparable period in 1999. The increase was primarily related to the issuance of convertible debt and approximately $1,322,000 of interest expense related to the beneficial conversion features of those notes payable. Interest and other expenses increased by 505.5% to $228,734 for the three-month period ended June 30, 2000 as compared to $37,773 for the comparable period in 1999. The increase was primarily related to the interest expense of previously issued convertible debt and $20,000 of interest expense related to the beneficial conversion feature of notes issued during the three-month period ended June 30, 2000.

The Company, due to the loss position from operations, did not record a tax provision for the six or three month periods ended June 30, 2000 nor did it in the same periods of 1999.

The Company's net loss of $3,925,784 for the six-month period ended June 30, 2000 increased $1,032,413 or 36% when compared to a net loss of $2,893,371 for the comparable period in 1999. The increase was partly due to the $1,322,000 interest charge related to the beneficial conversion feature of notes payable for the six-month period ended June 30, 2000 as compared to $90,306 for the comparable period in 1999. The Company's net loss of $649,071 for the three-month period ended June 30, 2000 decreased $463,501 or 41.7% when compared to the net loss of $1,112,572 for the comparable period in 1999. A primary component of the decreased net loss relates to a reduction of operating expenses in 2000 of approximately $450,000.

The weighted average and diluted shares outstanding increased to 8,749,813 for the six-month period ended June 30, 2000 as compared to weighted average and diluted shares outstanding of 8,521,996 for the comparable period in 1999. The increase was due to the sale and issuance of approximately 228,000 shares of common stock.

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


In June 2000, the parties who originally sold the Company its magazine trademarks ("Sellers") notified the Company they were declaring the Company to be in default as a result of alleged breaches in various agreements related to the purchase. The Sellers endorsed over to themselves shares of the Company's subsidiary which holds the trademarks and claimed that all agreements providing the Company with the rights to use the Trademarks had been cancelled. The Sellers threatened legal action if the Company continued to use the Trademarks and subsequently filed for an injunction to prohibit the Company's further use of the Trademarks.

The Company maintains that no default occurred as claimed by the Sellers, that the actions taken were illegal and occurred without regard to the binding agreements detailing the ownership and usage of the Trademarks, and that the Company continues to have ownership and usage rights of the Trademarks. The Company initiated legal action intended to affirm its ownership of the Trademarks and to recover damages caused as a result of the Sellers' actions.


In addition to the legal action, the Company did not make the note payment due to the Sellers on August 14, 2000. In order to insure that publication of the Company's magazine was not interrupted and to protect advertisers, distributors and other suppliers from claims of trademark infringement, the Company decided to change the magazine name from "Millionaire" to "Opulence." Management believes that subscription and advertising revenues may be adversely impacted in the short term and that the Company will incur costs of approximately $425,000 related to changing the name of the magazine, acquiring a new trademark and publicizing the new name. These costs will be recognized when incurred.

The new name was introduced in the August, 2000 magazine. On February 1, 2001, the Company and the Sellers entered into a settlement agreement related to the trademark dispute. Under the terms of the agreement, the Company agreed to transfer the Trademarks, the "Millionaire" and "Billionaire" trade names and certain Internet domain names to the Sellers in exchange for cancellation of the outstanding note balance of $1,287,071. The current Internet websites will maintain links to the Company's new sites for a period of one year. The Company expects to complete the transition to a new corporate name within six months. Since the Company previously changed the name of its magazine, management does not expect the corporate name changes resulting from the settlement to have a significant impact on operations. The remaining book value of the trademarks and the balance of the cancelled debt will be written off as of the settlement date, resulting in a gain of approximately $339,000.

The Company intends to meet its existing financial obligations by continuing to decrease our overhead as we increase profit margins. Additionally, the Company recently began offering leaseed space within our Opulence "Mega Mall" where
1700 department stores (links) are available to potential on line retailers. Space leases for approximately $3,000 annually per store. The Company has not entered into any such leases as of June 30, 2000. The total annual potential revenue that could be generated, if all link spaces were leased, would be approximately $5 million. If the Company has the need for additional capital for operations, as it will have the need in order to acquire profitable existing auction houses, we intend to raise capital from investors and/or financial institutions.

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

     Status of Litigation
     --------------------

     On February 1, 2001, the Company and the Sellers entered into a settlement agreement related to the trademark dispute. Under the terms of the agreement, the Company agreed to transfer the Trademarks, the "Millionaire" and "Billionaire" trade names and certain Internet domain names to the Lamberts in exchange for cancellation of the outstanding note balance of $1,287,071. The current Internet websites will maintain links to the Company's new sites for a period of one year. The Company expects to complete the transition to a new corporate name within six months. Since the Company has already changed the name of its magazine, management does not expect the corporate name changes resulting from the settlement to have a significant impact on operations.

Item 3. Defaults Upon Senior Securities

     As part of the transaction whereby the Company (through its subsidiary
     LMAC) acquired the Trademarks "Millionaire" and "Billionaire", the Company executed a promissory note in the principal sum of $1,674,595 payable to Doug and Jenny Lambert ("Note"). As of June 30, 2000, the principal balance of the Note was $1,287,071 and the Company was not in default. Due to the actions taken by the Lamberts described in the section entitled "Legal Proceedings", the Company did not make the scheduled principal and interest payment of $170,000 due on August 14, 2000. The Company does not intend to cure this arrearage or make further payments on the Note, subject to the outcome of pending litigation with the Lamberts. Because the Lamberts' actions created a claim for damages in excess of the amount of the payment that would otherwise have been due on August 14, 2000, the Company exercised its contractual right to assert a setoff against the payment due. Pursuant to the terms of the binding agreements between the Company and the Lamberts, the Company believes that a good faith assertion of a claim of setoff is sufficient to avoid an event of default with respect to the Note.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits - Exhibit 27 - Financial Data Schedule

     B.   Reports on Form 8-K - None

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MILLIONAIRE.COM
                                        (Registrant)





Date: March 15, 2001                     By: /s/ Robert L. White
                                           -------------------------------------
                                        Robert L. White, Chief Executive Officer