Form 10QSB/A
period 2000-09-30
MILLIONAIRE COM
filed 2001-03-15
CIK 1079916

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

                                Amendment No. 2
(Mark One)

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

                        Millionaire.com and Subsidiaries

                     CONDENSED CONSOLIDATED BALANCE SHEETS





                                     ASSETS

                                        September 30,    December 31,
                                           2000             1999
                                        -------------    ------------
                                         (Unaudited)

CURRENT ASSETS
 Cash                                      $  113,970    $   19,554
 Certificate of deposit                             -       253,198
 Accounts receivable - net                    508,645       440,049
 Inventories                                  512,039       472,241
 Employee and related party advances          111,359        75,129
 Prepaid expenses and other                    58,417        78,129
                                           ----------    ----------

   Total current assets                     1,304,430     1,338,300

EQUIPMENT AND SOFTWARE
  Equipment                                   401,233       301,964
  Software                                    141,263       140,623
                                           ----------    ----------
                                              542,496       442,587
  Less accumulated depreciation               151,835        62,715
                                           ----------    ----------
                                              390,661       379,872

OTHER ASSETS
 Deposits                                      54,539        77,311
 Goodwill, net                                 28,215        33,549
 Trademarks, net                            1,032,666     1,228,036
                                           ----------    ----------
                                            1,115,420     1,338,896
                                           ----------    ----------

                                           $2,810,511    $3,057,068
                                           ==========    ==========



The accompanying notes are an integral part of these statements.

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                   September 30,   December 31,
                                                       2000           1999
                                                   ------------    -----------
                                                     (Unaudited)

CURRENT LIABILITIES
 Accounts payable                                  $  1,452,401    $ 1,844,030
 Due to related parties                                 130,864        132,267
 Accrued expenses                                       228,356         60,182
 Deferred revenue                                       321,321        186,590
 Notes payable                                            7,812          7,812
 Current portion of long-term note                    1,287,071         92,776
 Capitalized lease obligation, current portion            4,103          3,993
 Convertible debt                                     2,200,000              -
                                                   ------------    -----------

   Total current liabilities                          5,631,928      2,327,650

CAPITALIZED LEASE OBLIGATION                             13,052         16,082

LONG-TERM DEBT                                                -      1,194,295

STOCKHOLDERS' DEFICIT
  Common stock                                            4,063          3,915
  Preferred stock                                             -              -
  Additional paid-in capital                         10,196,226      8,518,660
  Deferred compensation                              (1,458,000)    (1,980,000)
  Accumulated deficit                               (11,576,758)    (7,023,534)
                                                   ------------    -----------
     Total stockholders' deficit                     (2,834,469)      (480,959)
                                                   ------------    -----------

                                                   $  2,810,511    $ 3,057,068
                                                   ============    ===========

                        Millionaire.com and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Three months ended          Nine months ended
                                            September 30,              September 30,
                                      -------------------------  --------------------------
                                            2000          1999          2000          1999
                                      ----------   -----------   -----------   -----------
                                      (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Net sales
 Magazine sales                       $  132,545   $    43,719   $   320,964   $   189,757
 Advertising sales                     1,113,866       682,692     2,846,560     1,809,477
 Inventory sales                          89,376       212,606       514,809       436,813
                                      ----------   -----------   -----------   -----------
                                       1,335,787       939,017     3,682,333     2,436,047

Cost of goods sold (exclusive of
 depreciation and amortization
 shown separately below)
  Publishing costs                       869,081       907,700     2,451,196     2,636,340
  Inventory cost of sales                 51,323       371,110       380,388       493,358
                                      ----------   -----------   -----------   -----------
                                         920,404     1,278,810     2,831,584     3,129,698

Operating expenses
 Employee compensation                   425,306       119,472     1,153,635       679,286
 Selling and marketing                   180,096         2,309       486,236       675,065
 Professional fees                        38,779       122,066       646,922       378,208
 Depreciation and amortization            38,354        96,063       270,506       273,095
 Rent                                     61,247        45,350       257,533       269,782
 Bad debt expense                        164,071       150,000       264,071       202,962
 Administrative                          245,023       191,090       882,903       730,765
                                      ----------   -----------   -----------   -----------
                                       1,152,876       726,350     3,961,806     3,209,163
                                      ----------   -----------   -----------   -----------
     Loss from operations               (737,493)   (1,066,143)   (3,111,057)   (3,902,814)

Other income (expenses)
 Interest income                           2,763        45,757        14,970        65,746
 Interest expense                       (142,751)      (23,325)   (1,730,011)     (113,631)
 Other income (expense)                   25,041         6,959        47,874        20,576
 Gain on settlement                      225,000             -       225,000             -
                                      ----------   -----------   -----------   -----------
                                         110,053        29,391    (1,442,167)      (27,309)
                                      ----------   -----------   -----------   -----------
     Loss before provision for
      income taxes                      (627,440)   (1,036,752)   (4,553,224)   (3,930,123)

Income tax expense                             -             -             -             -
                                      ----------   -----------   -----------   -----------

     Net loss                         $ (627,440)  $(1,036,752)  $(4,553,224)  $(3,930,123)
                                      ==========   ===========   ===========   ===========

Net loss per common share                  $(.07)       $(0.12)       $(0.52)       $(0.46)
                                      ==========   ===========   ===========   ===========

Weighted average number of shares
 Basic                                 8,763,095     8,565,095     8,754,734     8,532,165
                                      ==========   ===========   ===========   ===========
 Diluted                               8,763,095     8,565,095     8,754,734     8,532,165
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

                        Millionaire.com and Subsidiaries

       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                      Nine months ended September 30, 2000
                                  (Unaudited)

                                                     Additional                  Retained
                                    Common Stock       paid-in       Deferred    Earnings
                                Shares      Amount     capital    compensation   (Deficit)       Total
                                ---------  ------- ----------     -------------  ----------    ----------
Balance, December 31, 1999      8,615,095  $3,915  $ 8,518,660   $(1,980,000)  $ (7,023,534)  $  (480,959)

Issuance of common shares         120,000     120      419,880             -              -       420,000
Issuance of common shares          28,000      28       41,972             -              -        42,000
Issuance of convertible debt            -       -    1,302,000             -              -     1,302,000
Issuance of convertible debt            -       -       20,000             -              -        20,000
Issuance of convertible debt            -       -       85,714             -              -        85,714
Forfeiture of compensatory
 stock options                          -       -     (192,000)      192,000              -             -
Compensation expense                    -       -            -       330,000              -       330,000
Net loss                                -       -            -             -     (4,553,224)   (4,553,224)
                                ---------  ------  -----------   -----------   ------------   -----------
Balance, September 30, 2000
 (unaudited)                    8,763,095  $4,063  $10,196,226   $(1,458,000)  $(11,576,758)  $(2,834,469)
                                =========  ======  ===========   ===========   ============   ===========



The accompanying notes are an integral part of this statement.

                        Millionaire.com and Subsidiaries
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Nine months ended September 30,
                                                            ---------------------------------
                                                                    2000             1999
                                                            ----------------    -------------
                                                               (Unaudited)       (Unaudited)

Cash flows from operating activities
 Net loss                                                       $(4,553,224)     $(3,930,123)
 Adjustments to reconcile net loss to net cash
  Provided by operating activities:
   Depreciation and amortization                                    270,506          273,095
   Beneficial conversion feature of convertible debt              1,407,714                -
   Issuance of common stock for services rendered                   270,000          520,000
   Compensation expense of stock option                             330,000          382,500
   Bad debt expense                                                 264,701          202,962
   Gain on settlement                                              (225,000)               -
   Changes in operating assets and liabilities:
    Increase in accounts receivable                                (332,667)      (1,019,066)
    Increase in inventories                                         (39,798)        (475,283)
    Decrease (increase) in prepaid expenses and deposits             58,366         (102,590)
    Increase (decrease) in accounts payable                        (166,629)         810,903
    Increase (decrease) in accrued expenses                         168,174          (45,177)
    Increase in deferred revenue                                    134,731          336,801
                                                                -----------      -----------
     Net cash used in operating activities                       (2,413,126)      (3,045,978)

Cash flows from investing activities:
 Purchase of equipment and software                                 (99,909)        (241,870)
 Sale (purchase) of certificate of deposit                          253,198       (1,038,928)
                                                                -----------      -----------
     Net cash (used in) provided by investing activities            153,289       (1,280,798)

Cash flows from financing activities:
 Principal payments on capital lease obligations                     (2,920)               -
 Principal payments on notes payable                                      -         (225,000)
 Net proceeds from (payments to) related parties                    (34,827)          22,536
 Proceeds from issuance of convertible debt                       2,200,000                -
 Proceeds from common stock offering, net                           192,000        1,500,000
 Principal payments on long-term debt                                     -          (87,525)
                                                                -----------      -----------
     Net cash provided by financing activities                    2,354,253        1,210,011
                                                                -----------      -----------

Net increase (decrease) in cash and cash equivalents                 94,416       (3,116,765)

Cash and cash equivalents at beginning of period                     19,554        3,226,634
                                                                -----------      -----------

Cash and cash equivalents at end of period                      $   113,970      $   109,869
                                                                ===========      ===========

Supplemental disclosure
-----------------------

 Interest paid                                                  $    57,104      $    82,475
                                                                ===========      ===========
 Income taxes paid                                              $         -      $         -
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

Reportable Segment Information
------------------------------
                                                                    Magazine       Auction
                                                                   Operations     Operations       Totals
                                                                  -------------  ------------     --------
 For the quarter ended September 30, 2000
 ----------------------------------------
  Revenues from external customers                                 $ 1,246,411   $    89,376   $ 1,335,787
  Segment profit (loss)                                                728,366      (448,735)      279,631
  Segment assets, net                                                1,793,841       902,700     2,696,541

 For the quarter ended September 30, 1999
 ----------------------------------------
  Revenues from external customers                                     726,411       212,606       939,017
  Segment profit (loss)                                               (562,956)     (300,658)     (863,614)

 For the nine months ended September 30, 2000
 --------------------------------------------
  Revenues from external customers                                   3,167,524       514,809     3,682,333
  Segment profit (loss)                                             (1,328,036)   (1,108,825)   (2,436,861)

 For the nine months ended September 30, 1999
 --------------------------------------------
  Revenues from external customers                                   1,999,234       436,813     2,436,047
  Segment profit (loss)                                             (2,698,562)     (992,796)   (3,691,358)

 As of December 31, 1999
 -----------------------
  Segment assets, net                                                1,869,903       914,413     2,784,316

 Reconciliation to Consolidated Amounts
 --------------------------------------
                                                      For the quarter ended      For the nine months ended
                                                           September 30,                 September 30,
                                                     -------------------------   -------------------------
                                                        2000           1999         2000          1999
                                                     ----------    -----------   -----------   -----------
   Revenues
   --------

 Total external revenues for reportable segments     $1,335,787    $   939,017   $ 3,682,333   $ 2,436,047
                                                     ----------    -----------   -----------   -----------

   Total consolidated revenues                       $1,335,787    $   939,017   $ 3,682,333   $ 2,436,047
                                                     ==========    ===========   ===========   ===========

   Profit (loss)
   -------------

 Total loss for reportable segments                  $  279,631    $  (863,614)  $(2,436,861)  $(3,691,358)
 Unallocated amounts
  Corporate expense                                  $ (907,071)      (173,138)   (2,116,363)     (238,765)
                                                     ----------    -----------   -----------   -----------

  Consolidated loss before income taxes              $ (627,440)   $(1,036,752)  $(4,553,224)  $(3,930,123)
                                                     ==========    ===========   ===========   ===========

                        Millionaire.com and Subsidiaries

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          September 30, 2000 and 1999

                                  (Unaudited)


NOTE 5 - SEGMENT INFORMATION - Continued

                                         September 30,  December 31,
                                             2000          1999
                                         -------------  ----------
   Assets
   ------
 Total assets for reportable segments       $2,696,541    $2,784,316
 Other unallocated assets                      113,970       272,752
                                            ----------    ----------

   Total consolidated assets                $2,810,511    $3,057,068
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


NOTE 6 - STOCKHOLDERS' DEFICIT

Common Stock and Additional Paid-in Capital
-------------------------------------------

 During the nine months ended September 30, 2000, the Company's stockholders' deficit increased from $(480,959) on December 31, 1999 to $(2,834,469) on September 30, 2000. The Company issued common stock for services rendered and sold common stock. The issuance of common stock for services and cash payment of $1.25 per share increased common stock and additional paid-in capital by $120 and $419,880, respectively. The Company sold the discounted common stock for professional services performed in the year ended December 31, 2000. The excess of the fair value of the common stock issued over the cash payment of $1.25 per share resulted in the recording of $270,000 in compensation expense. The Company sold 28,000 shares of common stock at fair market value of $1.50 per share. This increased common stock by $28 and additional paid-in capital by $41,972. The Company also entered into promissory notes with beneficial conversion features. These transactions increased additional paid-in capital by $1,407,714.



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


                        Millionaire.com and Subsidiaries

                          September 30, 2000 and 1999

                                  (Unaudited)

NOTE 7 - TRADEMARK LITIGATION - Continued

In August 2000, in order to insure that publication of the Company's magazine was not interrupted and to protect advertisers, distributors and other suppliers from claims of trademark infringement, the Company decided to change the magazine name from "Millionaire" to "Opulence." The Company has also entered into various settlement negotiations with the Sellers. One scenario would include, among other things, exchange of the Trademarks for cancellation of the note. Due to the circumstances resulting from the actions taken by the Sellers, management has used the best information available to evaluate whether there has been an impairment of the carrying value of the Trademarks in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of." This evaluation compared the book value of the Trademarks to the estimated fair value of the Trademarks which would arise primarily from the potential collateral value that could result from exchange of the Trademarks for cancellation of the debt. Based on its review, management has concluded that no impairment in value exists as of September 30, 2000. The Company discontinued amortization of Goodwill and the Trademarks upon the change of the magazine name. Future evaluations of potential assets impairment will be required until these matters are resolved.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

 Realization of Assets
 ---------------------

 The Company has sustained net losses of $4,553,224 and $3,930,123 for the nine months ended September 30, 2000 and 1999, respectively. The Company has used, rather than provided, cash in its operations for the nine months ended September 30, 2000 and 1999. In addition, the Company is currently involved in various lawsuits for which management is currently unable to determine whether there will be a material impact on its results of operations, financial position or cash flows.

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

NOTE 10 - LITIGATION SETTLEMENT (SUBSEQUENT EVENT)

 On February 1, 2001, the Company and the Sellers entered into a settlement agreement related to the trademark litigation described in Note 7. Under the terms of the agreement, the Company agreed to transfer the Trademarks, the "Millionaire" and "Billionaire" trade names and certain internet domain names to the Sellers in exchange for cancellation of the outstanding note balance of $1,287,071. The current Internet websites will maintain links to the Company's new sites for a period of one year. The Company expects to complete the transition to a new corporate name within six months. Since the Company previously changed the name of its magazine, management dues not expect the name changes resulting from the settlement to have a significant impact on operations.

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

Our Internet site is now offering to lease space within our Opulence "Mega Mall" where 1700 department stores (links) are available to potential on line retailers. Space leases for approximately $3,000 annually per store. The total annual potential revenue that could be generated, if all link spaces were leased, would be approximately $5 million. For the nine-months ended September 30, 2000, the Company has not earned any revenue from this source. In late September 2000, the Company received a $3,000 payment for an annual lease in the Mega Mall. As of September 30, 2000 the Company recorded $3,000 of deferred revenue related to this commitment and had no other commitments to lease space in the Mega Mall. Leases for spaces will be for a period of 12 months. Revenues derived from these leases will initially be deferred and recognized into revenue over the term of the lease.

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

PART I-ITEM 2

                       MILLIONAIRE.COM AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION.



Inventory sales increased by 17.9% to $514,809 for the nine-month period ended September 30, 2000 as compared to $436,813 for the comparable period in 1999. Inventory sales decreased by 60.0% to $89,376 for the three-month period ended September 30, 2000 as compared to $212,606 for the comparable period in 1999. The principal reason for the increase in product sales during the nine months ended September 30, 2000 was offering items through non Company owned auction houses on a consignment basis. During the three months ended September 30, 2000, inventory sales declined primarily due to the Company not holding any auctions during the period to sell company owned inventory.

Publishing costs (exclusive of depreciation and amortization shown separately) as a percentage of magazine and advertising sales decreased from 131.9% to 77.4% when comparing the nine months ended September 30, 1999 to September 30, 2000, respectively. Publishing costs (exclusive of depreciation and amortization shown separately) as a percentage of magazine and advertising sales decreased from 125.0% to 69.7% when comparing the three months ended September 30, 1999 to September 30, 2000, respectively. Inventory cost of goods sold (exclusive of depreciation and amortization shown separately) decreased by 9.5% to $2,831,584 for the nine-month period ended September 30, 2000 as compared to $3,129,698 for the comparable period in 1999. Inventory Cost of goods sold (exclusive of depreciation and amortization shown separately) decreased by 28.0% to $920,404 for the three-month period ended September 30, 2000 as compared to $1,278,810 for the comparable period in 1999. During the nine months ended September 30, 2000 the Company increased the advertising content from 60% to 70% of the total magazine. This resulted in more magazine advertising revenue as compared to 1999. As the Company continues to refine the distribution of the magazine to a larger number of high net worth readers, advertisers are willing to pay more for pages. At the same time, our page rates have increased and our production costs have decreased by replacing expensive outside production houses and one-time set up costs with our own internal staff of professional designers and computer technologists.

Selling, general, administrative and other expenses increased by 23.5% to $3,961,806 for the nine-month period ended September 30, 2000 as compared to $3,209,163 for the comparable period in 1999. Selling, general, administrative and other expenses increased by 58.7% to $1,152,876 for the three-month period ended September 30, 2000 as compared to $726,350 for the comparable period in 1999. The principal reason for the increase resulted primarily from increased payroll and advertising expenditures made to increase sales.

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

The Company's net loss of $4,553,224 for the nine-month period ended September 30, 2000 increased $623,101 or 15.9% when compared to a net loss of $3,930,123 for the comparable period in 1999. The Company's net loss of $627,440 for the three-month period ended September 30, 2000 decreased $409,312 or 39.5% when compared to a net loss of $1,036,752 for the comparable period in 1999. The increase was partly due to the $1,407,714 interest charge related to the beneficial conversion feature of notes payable for the nine-month period ended September 30, 2000 as compared to $0 interest expense for similar notes during the comparable period in 1999.

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


In addition to the legal action, the Company did not make the note payment due to the Sellers on August 14, 2000. In order to insure that publication of the Company's magazine was not interrupted and to protect advertisers, distributors and other suppliers from claims of trademark infringement, the Company decided to change the magazine name from "Millionaire" to "Opulence." The new name was introduced in the August, 2000 magazine. Management believes that subscription and advertising revenues may be adversely impacted in the short term and that the Company will incur costs of approximately $425,000 related to changing the name of the magazine, acquiring a new trademark and publicizing the new name. These costs will be recognized when incurred.

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

The Company intends to meet its existing financial obligations by continuing to decrease our overhead as we increase profit margins. Additionally, the Company recently began offering leased space within our Opulence "Mega Mall" where
1700 department stores (links) are available to potential on line retailers. Space leases for approximately $3,000 annually per store. The total annual potential revenue that could be generated, if all link spaces were leased, would be approximately $5 million. If the Company has the need for additional capital for operations, as it will have the need in order to acquire profitable existing auction houses, we intend to raise capital from investors and/or financial institutions.

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

The Company had cash and cash equivalents of $113,970 and $272,752 respectively, as of September 30, 2000 and December 31, 1999.

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



                                     MILLIONAIRE.COM
                                     (Registrant)



Date: March 15, 2001                 By:/s/ Robert L. White
                                        -------------------
                                     Robert L. White, Chief Executive Officer