Form 10KSB
period 2000-12-31
MILLIONAIRE COM
filed 2001-04-20
CIK 1079916

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2000
[  ] Transition Report under Section 13 of 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to __________

Commission file number 000-28601
MILLIONAIRE.COM
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	23-2970840 (I.R.S. Employer Identification No.)

18 Plantation Park Drive, Bluffton, South Carolina 29910
(Address of principal executive offices) (Zip code)
Issuer's telephone number, including area code: (843) 757-6600

Securities registered under Section 12(b) of the Exchange Act:

Title of each class None	Name of each exchange on which registered None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)  has been subject to such filing requirements for the past 90 days. Yes X No___
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. __________
The issuer's revenues for its most recent fiscal year were $3,928,064.
As of April 16, 2001, the aggregate market value of the issuer's common equity held by non-affiliates was $967,993, based on the closing price of $.14 for its common stock on the over the counter non-bulletin board on such date.
There were 10,164,237 shares of the issuer's common stock outstanding as of April 16, 2001.
Documents Incorporated by Reference: None
Transitional Small Business Disclosure Format (check one): Yes ____ No _C _

TABLE OF CONTENTS

Page

PART I *

Item 1. Description of Business. *

Item 2. Description of Property. *

Item 3. Legal Proceedings. *

Item 4. Submission of Matters to a Vote of Security Holders. *

PART II *

Item 5. Market for Common Equity and Related Stockholder Matters. *

Item 6. Management's Discussion and Analysis or Plan of Operation. *

Item 7. Financial Statements. *

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures. *

PART III *

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act. *

Item 10. Executive Compensation. *

Item 11. Security Ownership of Certain Beneficial Owners and Management *

Item 12. Certain Relationships and Related Transactions. *

Item 13. Exhibits and Reports on Form 8-K. *

INDEX TO FINANCIAL STATEMENTS F-1

Item 1. Description of Business.

Overview

We (Millionaire.com) are a provider of luxury goods and services to the affluent through our magazine, Opulence and the Internet at our Web site www.opulence.com. We sell fine art, antiques, collectibles and other valuables through our publication and Web site and by consigning items to existing auction houses throughout the United States. During the year ended December 31, 2000 and 1999, we sold fine art antiques, collectibles and other valuables through our own auction house. As of December 31, 2000, we have discontinued the auction house business. Our business is based on the following major components:

  Our Opulence magazine, which is a lifestyle publication for the affluent and those aspiring to be; and

  Our Internet Web site, located at www.opulence.com, which currently offers, among other things, an online mall where retailers can rent links to their sites and a catalog where individuals can advertise their products and services.

We are a development stage company which began to operate in December 1998. The first magazine that we published, was published under the title of Millionaire in February 1999. It was in a quarterly format. Since May 1999, we published Millionaire magazine on a monthly basis combining the January and February issues into one issue. To date, we have published one issue of Billionaire magazine, which was an annual enhanced version of the monthly Millionaire magazine. As of August 2000, we changed the name of our magazine to "Opulence" and no longer publish magazines under the "Millionaire" and "Billionaire" names.

Name Change

In August 2000, as a result of a legal dispute involving the parties from which we purchased the trademarks "Millionaire" and "Billionaire", as detailed below, we decided to change the magazine name from "Millionaire" to "Opulence". On February 1, 2001, we and the Lamberts (as defined below) entered into a settlement agreement related to the trademark dispute. Under the terms of the agreement we agreed to transfer the trademarks, the "Millionaire" and "Billionaire" trade names and certain Internet domain names to the Lamberts in exchange for cancellation of the outstanding note related to the purchase of the trademarks. For the year ending December 31, 2000, we recognized a gain on trademark settlement totaling $274,722.

Trademark Litigation

Douglas and Jenny Lambert (the "Lamberts") owned all of the stock of LifeStyle Media Corporation and individually owned the trademarks "Millionaire" and "Billionaire" ("the Marks"). LifeStyle Media Corporation published the Millionaire and Billionaire magazines. On or about August 14, 1998, a stock purchase agreement was executed (the "Transaction") between Lifestyle Media Acquisition Corporation ("LMAC"), our wholly-owned subsidiary, whereby LMAC acquired all of the Lamberts' stock in and to Lifestyle Media Corporation. As part of the Transaction, the Lamberts executed an Assignment of Trademark, assigning to Lifestyle Media Properties, Inc. ("LMPI") all of the Lamberts' right, title and interest in the Marks.

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

By letter dated June 30, 2000 we were notified by the Lamberts that the Lamberts had seized the LMPI stock under the Pledge Agreement and voted those shares to cancel all agreements between LMPI and our company to use the Marks. The stated reason for the Lamberts' actions were alleged violations by us of the agreements , including failure to adequately protect the Marks from infringement. Under the agreements, we were required to protect the Marks from infringement, misappropriation and dilution, but had no obligation to pursue claims that we believed to be of negligible economic value. We reviewed the Lamberts' contentions in light of the contractual obligations and found them without merit. In particular, we advised the Lamberts that there had been no monetary default in the payments under the Note and that we had taken all steps we believed to be reasonably necessary to protect the Lamberts' collateral (the Marks).

We viewed the actions taken by the Lamberts as wrongful and in violation of the contractual agreements between us and the Lamberts. Claiming damages for the wrongful seizure of the Pledged Stock of LMPI, we did not make the August 14, 2000 Note payment to the Lamberts. It was our position that the damages we incurred for the wrongful seizure of the stock far exceeded our obligations under the Note.

On August 31, 2000, we brought an action in the United States District Court of Nevada alleging breach of contract and intentional interference with contract in connection with the Lamberts' transfer to themselves of stock in LifeStyle Media Properties which holds the trademarks, Millionaire and Billionaire, in violation of the Pledge and Security agreements among the parties. On October 16, 2000 in the District Court of Clark County, Nevada, we brought a state court action in anticipation that the federal court action detailed above would be dismissed in the near future for lack of subject matter jurisdiction. We asserted claims for damages and recovery of the Marks arising from the same facts detailed above.

In February 2001, we came to a settlement with the Lamberts whereby we agreed to transfer the trademarks, the tradenames Millionaire and Billionaire and relinquish the use of www.millionaire.com, www.millionairemag.com, www.millionaire-magazine.com in return for the Lamberts agreement to forfeit the balance of the $1,674,595.00 plus any interest accrued.

We had already changed the name of the magazine to Opulence and had established its Web site at www.opulence.com.

Our Strategy

Our objective is to satisfy the growth in the market for luxury products and services in conjunction with the exponential growth of online shopping. The key elements of our strategy include:

  offering our company owned products and services through Opulence magazine, our web site www.opulence.com and by consigning items to existing auction houses;

  offering our customers a website that contains a comprehensive array of luxury products and services through a shopping mall and a catalog of one of a kind goods and services for sale by the owners; and

  taking advantage of the cross-promotional opportunities that these varied distribution channels provide for marketing our products and services.

In January, 2001 we closed our Global Auction facility, without recourse from our Landlord, moving our offices into two office buildings within the same complex. Holding auctions in the Bluffton/Hilton Head area proved to be unsuccessful in that the influx of new residents were, for the majority, selling rather than buying fine art and antiques to conform themselves to what the coastal lifestyle called for, a less formal environs.

Our History and Headquarters

We were incorporated on February 15, 1995 under the laws of the State of Florida as World Circle Trust Fund, Inc. On November 3, 1995, we changed our name to Charter Investor Relations of North America, Inc. On November 24, 1998, we changed our jurisdiction of incorporation to Nevada and we changed our name to Millionaire.com. On December 15, 1998, we acquired Life Style Media Acquisition Corp. ("LMAC") which published magazines, including Millionaire magazine and Billionaire magazine and Life Style Media Acquisition's wholly-owned subsidiary, Life Style Media Properties, Inc., ("LMPI") which holds the trademarks for "Millionaire" and "Billionaire." Prior to the purchase of LMAC, we did not conduct any business.

On July 20, 1998, we formed U.S. Auctions, Inc. a Delaware corporation and wholly-owned subsidiary.

Our headquarters are located at Bldgs. 7 and 10 - Plantation Park Drive, Bluffton, South Carolina, 29910, and our telephone number at that office is (843) 757-6600. Our website is located at www.opulence.com. Information contained on our website does not constitute a part of this Annual Report on Form 10-KSB.

PRODUCTS AND SERVICES

Our Magazine: Opulence

The centerpiece of our business is our magazine, Opulence.

Through our wholly-owned subsidiary Life Styles Media Acquisitions, we purchased Millionaire magazine in an effort to accelerate our entry into the market as a provider of luxury goods and services. At the time of purchase, the magazine was a quarterly publication, sold only through newsstands. It had a circulation of approximately 52,000 copies every three months.

Our strategy was to grow the magazine and increase its profitability while continuing to offer our readers "The Very Best the World Has to Offer." Since the acquisition, we converted the magazine into a premium "magalog," dedicating approximately 75% of its pages to advertising. Since the acquisition, we:

  increased the number of issues published during 1999 which resulted in printing a monthly magazine; and

  increased our advertising revenues from $344,316 during 1998 to $2,585,034 during 1999 and in the year 2000 increased our advertising revenues from $2,585,034 to $3,431,085.

Starting in July 1999, we published Millionaire on a monthly basis printing eight issues through December 1999. During the year 2000, we published 7 issues of Millionaire and 3 issues of Opulence, the new title for the publication.

Prior to our acquisition and publishing of Millionaire, 50,000 copies were being published on a quarterly basis for a total of 200,000 copies in 1998. Following our acquisition and publishing of Millionaire, 100,000 copies were published monthly (for eight months during 1999) for a total of 800,000 copies.

During the year 2000, 495,800 copies of Millionaire and 130,000 copies of Opulence were published.

In comparing the change in revenues resulting from our transition to a monthly format, in 1998, the quarterly Millionaire magazine generated a total of $320,000 in revenues; in 1999, $2,828,000. and in 2000 $3,837,000.

We continue to provide entertaining and informative editorial content to the reader who leads or aspires to lead a lifestyle of luxury. Our articles focus primarily on the lifestyles of successful people. We continue to broaden the editorial content to include new features of interest including investment strategies, fashion, fitness, technology and collectibles. The magazine also serves as a venue for the sale of luxury products that we have acquired at favorable prices or through barter arrangements.

Design. Opulence's design conveys a luxury image. Opulence magazine is printed in four colors throughout. The paper used for printing the interior pages is a high quality 60 pound enamel paper (60 pound means that 500 pages of the 25" x 38" paper used weighs 60 pounds). The cover stock (paper) is a much heavier 100 pound product manufactured with a high gloss finish. The magazine is "perfect bound," which means the individual pages are glued to the cover rather than the less desirable and less expensive "saddle stitch" where pages are stapled to the cover. These components combined add both cost and quality to the publication. The ratio of editorial pages to advertising pages is maintained between 25%-30% editorial to 75%-70% advertising. As more advertising pages are sold, the percentage of editorial pages increase at the same ratio. The number of pages has been increased to almost 300 to accommodate additional editorial features and advertising pages.

Editorial Content. Opulence has traditionally been a guide for enjoying a luxury lifestyle. Though we have maintained many features and departments of the magazine's editorial content, we are expanding such content to cover people-based stories, rather than the traditional place or product- based approach. We are featuring articles about the backgrounds and lifestyles of the owners, operators, and managers of major businesses. These articles describe entrepreneurs' road to success, for instance, and their luxurious lifestyles. We are continuing to feature our travel and resorts sections, and have added new departments covering investment information, financial advice, fashion, food, wine, health, fitness, technology, antiques, and many other popular categories. Each article references how to access the products or services described. Most feature writers are freelancers located around the world. Articles are approximately 600 words and include photographs.

Most advertisements are four color, full-page ads. The magazine offers nine advertisement sizes, ranging from two page spreads to a 1/6th of a page ad which is specifically targeted to "for-sale-by-owner" advertisements where readers can present their own homes, cars, boats, planes, and antiques. We have been offering discounted introductory rates to all first time advertisers in order to more rapidly increase the number of advertising pages. There will also be special incentives for advertisers who pay up-front. We believe Opulence's advertising rates to be relatively low compared to other advertising rates in the luxury magazine segment; however, we expect that the demographics of Opulence will translate into premium rate advertising over time. Currently, the cost of a full page in color advertisement in Opulence runs under $10,000, compared to $13,000 for Robb Report and $69,000 for Vogue. We believe this disparity in cost gives us latitude to increase rates without depressing demand for space. Current Opulence advertisers will be converted to a new rate schedule at the time of contract renewal.

Subscriptions/Memberships. We target a selective group of extremely wealthy clients providing them with a broad range of luxury products and services. We have approximately 4000 subscribers.

Subscriptions to our magazine are available at $75 per year for 12 issues.

We generate subscription and membership sales through public relations efforts, the media, the return of magazine inserts from single copy sales ("blow in" cards), direct mail targeted at our proprietary mailing list, advertising in other upscale periodicals often through barter arrangements on a no-cash cost basis, selected television and radio advertising, advertising on the Internet both through our own website and through other upscale websites, often utilizing barter arrangements with these other sites.

Book Store Distribution. We also distribute Opulence magazine through book store sales, which also serve as an important marketing tool. We have improved our approach to distribution by focusing on bookstore sites located in affluent areas. Opulence can be purchased in Barnes & Noble, Borders, and Waldenbooks.

In order to expand circulation, our direct mail campaign is providing Opulence, free-of-charge, to selectees from a database of approximately 450,000 individuals in the United States with an average net worth in excess of $9 Million. Through mailings, public relations campaigns, media advertising, responses from magazine inserts, direct mail solicitation, obtaining proprietary mailing lists, and advertising on the Internet (both at our own website and other upscale websites), our target is a 200,000 paid subscribers although there is no guarantee that this number can be reached. We believe increased circulation will attract new and repeat advertisers, which can result in increased advertising rates.

Circulation. Our current monthly circulation profile includes:

Total Circulation (print run)	20,000 - 25,000
Controlled Circulation	15,000 - 20,000
Newsstand Distribution	5,000

625,800 copies were printed in 2000.

Sales and Marketing. The magazine presently employs an in-house sales staff as well as regional salespersons. The Opulence magazine portion of our business employs five in-house salespersons based at our headquarters in Bluffton, South Carolina. In addition we have full time sales representatives living in California, Florida and Texas. Each salesperson is assigned a specific category of advertising, rather than a geographic area, and their quotas are based on the area of specialization.

The magazine plans on opening approximately ten field sales offices over the next twelve months. These offices will focus on selling 1/6th page advertising from readers in certain pre-selected categories of products. In addition the company intends to employ publisher's representatives to sell for us. Publisher's representatives generally work on a commission only basis and represent several "like" magazines as independent contractors.

Our Internet Site: www.opulence.com

The second partof our business is our website which is currently available on the Internet at www.opulence.com.

  Editorial content geared toward our affluent users' lifestyles;

  Excerpts from Opulence magazine which we make available to non-subscribers;

  An online merchandise catalog of our own products, as well as those of third party merchants;

  A mega mall with links to interesting sites throughout the Internet;

  Advertising geared to the upscale buyer, including hyperlinks to websites of individual advertisers, allowing potential buyers to view additional offerings of such advertisers, make e-mail inquiries, and complete purchases in real time;

  Useful tools and services for our users, including mail, news, financial information, stock quotes, newsletters, and other services and features designed exclusively for our users; and

  A complete copy of the current issue of Opulence magazine, available to current users and members of our Opulence.com Club, including easy access to back issues.

E-Commerce. In addition to the sale of our own products, our website provides a venue for other merchants, galleries and dealers to sell their luxury products to our users. Other merchants may access our user base by either placing a link to their own website on www.opulence.com or by setting up their retail catalog directly on our website.

Advertising. Our website also features banner and other advertisements and will have the ability, through hyperlinks, to transport our customers directly to the website of our advertisers.

Technology. We currently use only state-of-the-art hardware and software, emphasizing important issues such as ease of use, transparent linkage to advertisers, speed of downloading and security.

Our Auction Marketplaces

The company closed its unprofitable retail auction outlet, a 16,840 square feet facility located just outside of Hilton Head, South Carolina. We no longer hold live auctions but rather sell inventory through our Opulence magazine, at our web site at www.opulence.com and by consigning inventory to upscale auction houses throughout the United States.

Our Competitors

The market for our services is highly competitive. Our competitors fall into three categories: publishing companies, Internet companies catering to the high-end customer base and consignors' auction houses.

Publishing Companies. Opulence magazine is one of the market leaders of magazines catering to the affluent. Other such publications include the Robb Report, which was founded by Robert L. White, Chief Executive Officer of Millionaire.com; Vogue, primarily a fashion magazine; Cigar Aficionado; Town and Country; and Architectural Digest. These are some of the few magazines, out of more than 4,000 consumer magazines published in the United States, that focus their editorial and advertising content to reach the affluent. In the case of Opulence magazine, we target a readership that includes 373 billionaires, 2,273 individuals with a net worth in excess of twenty million dollars and 5,564 millionaires.

Internet Companies. Other Internet companies catering to the affluent are numerous. Unlike these companies, Millionaire.com has an established brand name and a substantial pool of regular advertising customers.

Auction Consignors. Few companies consign to auctions however the majority of auction companies in America take consignments from individuals and estates. Our company, understanding which type of items sell at various auction houses, has the unique ability to purchase, properly distribute and sell items through well established auction houses throughout the nation.

Government Regulation

General. Until recently, there were few laws or regulations directly or expressly applicable to the Internet. Because of the increasing popularity and use of the Internet, there is an increasing number of laws and regulations pertaining to the Internet. In addition, a number of legislative and regulatory proposals are under consideration by various agencies and commissions in the Unites States. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing. Uncertainty and new regulations could increase our costs and prevent us from delivering some or all of our products and services over the Internet. It could also slow the growth of the Internet which, in turn, could delay growth in demand for our products and limit the growth of our revenues.

Internet Taxation. A number of legislative proposals have been made at the United States federal, state and local level that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities. Although the United States Congress recently placed a three-year moratorium on state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium. Further, once this moratorium is lifted, some type of federal and/or state taxes may be imposed upon Internet commerce. This legislation, or other attempts at regulating commerce over the Internet, may substantially impede the growth of commerce on the Internet and, as a result, adversely affect our opportunity to derive financial benefit from those activities.

Domain Names. Domain names are Internet "addresses." The current system for registering, allocating and managing domain names has been the subject of litigation, including trademark litigation, and of proposed regulatory reform. We have registered our domain name. Opulence.com and have given up the domain name Millionaire.com. We may seek to register additional domain names, although there is no assurance we will successfully obtain the registrations and third parties may bring claims for infringement against us for the use of our domain names or other trademarks. There can be no assurance that our domain name will not lose its value, or that we will not have to obtain an entirely new domain name in addition to or in lieu of our current domain name if reform efforts result in a restructuring in the current system.

Our Employees

We currently have 25 fulltime employees. Management considers its relations with our employees to be good.

Item 2. Description of Property.

Our principal offices will be housed in 5225 square feet of office space at Bldgs. 7 and 10 - Plantation Park Drive, Bluffton, South Carolina, 29910, pursuant to a Addendum to the Commercial Space Lease dated December 11, 2000 by and between Millionaire.com and Carolina Office Park, LLC. The lease is for a term of one year with annual cost of approximately $71,720.

Item 3. Legal Proceedings.

Annelise Kolde, et. al. v. Millionaire.com. Kolde, a former independent contractor/salesperson for Millionaire magazine, has sued Millionaire.com for alleged commissions owed and seeks to invoke certain stock options. The plaintiff seeks general damages in an undetermined amount, special damages in an amount exceeding $15,000, punitive damages, pre-judgment and post-judgment interest, pre-judgment garnishment and declaratory relief, injunctive relief, attorneys' fees and other costs as the court deems justified. This case is pending in Kauai, Hawaii.

In the Matter of Millionaire.com. In March 1999, we received a subpoena from the Securities and Exchange Commission in connection with an investigation the SEC has begun into Millionaire.com. We have provided the SEC documents in response to the subpoena and some of our employees have provided testimony.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

  Item 5. Market for Common Equity and Related Stockholder Matters.

  On May 6, 1998, our common stock was approved for trading on the NASD OTC Bulletin Board under the trading symbol "CRNA." We changed our trading symbol to "MLRE" on December 15, 1998. On February 10, 2000, our common stock was delisted from the OTC Bulletin Board and has been trading on the "pink sheets". The following table sets forth, for the periods indicated, the range of the high and low bid quotations (as reported by NASD). The bid quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions:

Period	High	Low
Fiscal Year 2000
First Quarter	3.50	1.50
Second Quarter	1.66	.28
Third Quarter	1.10	.32
Fourth Quarter	.36	.13
Fiscal Year 1999
First Quarter	18.87	2.00
Second Quarter	6.25	2.13
Third Quarter	3.06	1.38
Fourth Quarter	2.90	4.125

  As of April 16, 2001, there are approximately 2,636 holders of record of Millionaire's common stock.

  We have never declared or paid cash dividends on our common stock. We intend to retain our earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

  Recent Sales of Unregistered Securities

  The following securities were issued by us in 2000 and were not registered under the Securities Act of 1933, as amended (the "Act").

  On January 14, 2000, we issued 120,000 restricted shares of our common stock to purchasers in a private offering.

  On January 24, 2000, we issued a 7% Convertible Note in the face amount of $1,250,000 to Lancer Offshore, Inc.

  On January 24, 2000, we issued a 7% Convertible Note in the face amount of $500,000 to Viator Fund, Ltd.

  On March 3, 2000, we issued 28,000 restricted shares of our common stock to purchasers in a private offering.

  On June 29, 2000, we issued a 7% Convertible Note in the principal amount of $82,500 to Devonshire Partners, LLP. On September 27, 2000, we issued 50,000 shares of our Common Stock in connection with conversion of $37,500 of the principal amount of the note.

  On June 29, 2000, we issued a 7% Convertible Note in the principal amount of $56,250 to Lynn Dixon. On September 27, 2000, we issued 75,000 shares of our Common Stock in connection with conversion of the note.

  On June 29, 2000, we issued a 7% Convertible Note in the principal amount of $56,250 to Trinity American Corp. On September 27, 2000, we issued 75,000 shares of our Common Stock in connection the conversion of the note.

  On August 24, 2000, we issued 7% Convertible Note in the principal amount of $120,000 to Lynn Dixon. On September 27, 2000, we issued 342,857 shares of our Common Stock in connection with conversion of the note.

  On August 24, 2000, we issued 7% Convertible Note in the principal amount of $135,000 to Trinity American Corp. On September 27, 2000, we issued 385,714 shares of our Common Stock in connection the conversion of the note.

  On August 24, 2000, we issued 7% Convertible Notes in the principal amount of $45,000.00 to Thornhill, Ltd. On September 29, 2000, we issued 128,571 shares of our Common Stock in connection with conversion of the note.

  On November 15, 2000, we granted an Option to purchase 400,000 shares of Common Stock to Irving Ayash at an exercise price of $.25 per share for services rendered.

  During December 2000, we issued 344,000 shares of our Common Stock to employees in connection with the exercise of stock options. These options were exercised without consideration.

  The sale and issuance of securities in the transactions described set forth above were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, Regulation D or Regulation S promulgated thereunder as transactions by an issuer not involving a public offering where the purchasers were sophisticated investors who represented their intention to acquire securities for investment only and not with a view to distribution and received or had access to adequate information about Millionaire.con. No underwriters were employed in any of the above transactions.

  Item 6. Management's Discussion and Analysis or Plan of Operation.

  The following discussion of our financial condition and results of operations should be read together with the financial statements and the related notes included in another part of this Form 10-KSB and which are deemed to be incorporated into this section. This discussion contains forward-looking statements that involve risks and uncertainties.

  General

  We publish a monthly magazine under the trademark "Opulence". We operate an e-commerce site at www.opulence.com. We sell fine art, antiques and collectibles through our magazine, website and by consigning rare items to upscale auction houses throughout the United States.

  For the period from the inception of the business in February 1995 through December 15, 1998 we did not conduct any business. From December 15, 1998 to the present, our operating activities have consisted primarily of recruiting personnel, purchasing operating assets, establishing vendor relationships and developing the infrastructure required to support the businesses that we are engaged in, including development of the computer systems required to conduct business over the Internet. As a result of these activities, net losses have been incurred. We expect to expand our operations including increasing our staffing and marketing efforts to increase the "Opulence" brand loyalty. We expect to experience net losses through the first half of the year 2001.

  Results of Operations

  Revenue

  Revenues for the magazine are generated from the sale of advertising as well as the sale of the magazines themselves through subscriptions, bookstore distribution and controlled circulation. Revenues are generated by consigning company owned goods to existing non company owned auction houses. We also lease mall space and rent catalog space on our website at www.opulence.com.

  Advertising revenues for the years ended December 31, 2000 and 1999 were $3,431,085 and $2,585,034 respectively, representing an increase of $846,051 or 32.72%. Magazine sales for the years ended December 31, 2000 and 1999 were $406,029 and $241,105, respectively, representing an increase of $164,924 or 68.40%. Revenues for the Internet were non existent during 1999 and increased to $90,950 in the year 2000. The increase in revenues can be attributed to management's emphasis on promoting our business and attempting to create a subscriber and repeat customer base.

  Bad debt expense for the year ended December 31, 2000 was $294,097 or 7.48% of sales. Bad debt expense for the year ended December 31, 1999 was $523,362 or 18.52% of sales. As a result, as of December 31, 1999, we established a $500,000 reserve, or 53.0% of the outstanding accounts receivable. As of December 31, 2000 the reserve was changed to $406,864 or 38% of the outstanding receivable. Management enlisted a factoring group to formalize the credit approval process as well as to collect the accounts for which the reserve was provided.

  During the year ended December 31, 2000, we exchanged magazine advertisements for goods and services with an approximate value of $2,100,000. These non-monetary transactions have been accounted for under APB Opinion No. 29, Accounting for Nonmonetary Transactions and EITF issue No. 93-11, Accounting for Barter Transactions Involving Barter Credits. The non-monetary transactions were accounted for based on the fair value of the goods exchanged. An impairment of the non-monetary asset exchanged is recognized prior to recording the exchange if the fair value of the advertising space exchanged has a fair value greater than the goods or services received. The impairment is measured as the amount by which the carrying amount of the asset exceeds its fair value. Accordingly, the accompanying financial statements reflect only cash transactions.

  Sources of Revenue Growth. Beginning with the November 2000 issue of Opulence magazine the company focused distribution not on the masses but to a select group of 20,000 millionaire, multi millionaire and billionaire clients. This allowed the company to decrease printing costs without decreasing page rates. The philosophy is to deal with a relatively small group of elite buyers who combined have more buying power than the larger audience that we previously distributed to. As an additional incentive to our magazine advertisers, they are allowed to also advertise on our website at www.opulence.com at a fraction of the cost of those who advertise on the website alone.

  Constraints on Revenue Growth. Delays in the development of our website resulted in less advertisement sales during 1999. Today, with the website complete and continuously evolving, we are able to offer Mall Space to advertisers. The "Space" being rented is in actuality a link to the advertisers site. The advertiser pays $3,800 for the link on an annual basis. 1,700 links are available. To date, $90,950 gross revenue has been generated.

  Cost of goods sold (exclusive of depreciation and amortization)

  Cost of goods sold (exclusive of depreciation and amortization in operating expenses) related to magazine publishing consists primarily of printing and distribution costs related to magazine and advertising sales. Cost of goods sold (exclusive of depreciation and amortization in operating expenses) for the auction house consists primarily of merchandise purchased and consigned. Cost of goods sold does not include depreciation and amortization expense and other operating costs shown separately on the statement of operations.

  Cost of goods sold (exclusive of depreciation and amortization) related to publishing for the year ended December 31, 2000 was $2,103,449 or 54.0% of net magazine and advertising sales compared to the year ended December 31, 1999 of $3,001,600. The decrease in cost of publishing as a percentage of magazine and advertising sales resulted from the increased magazine revenues which assisted in absorbing fixed overhead costs and the reduction in the number of magazines printed.

  Selling, General and Administrative Expenses

  Selling, General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and logistical personnel, bad debt expense, facilities expenses, recruiting and professional fees, as well as other general corporate expenses. Selling expenses consist primarily of advertising and marketing the magazine.

  Selling, General and Administrative Expenses were $5,637,652 or 143 % of net sales for the year ended December 31, 2000 compared to $4,895,866 or 173% of net sales for the year ended December 31, 2000 . The increase of $741,786 resulted mainly from the issuance of Common Stock and Options as compensation.

  Agreement to Rescind Merger. As of December 31, 1999, approximately $300,000 of direct legal and other expenses included in Selling, General and Administrative Expenses can be attributed to the merger and the agreement to rescind. As part of the agreement, both parties have agreed to arbitration in an effort to reimburse each other for fees and expenses incurred. On December 28, 1999, the arbitration hearing resulted in our company being awarded a net amount of $33,500. As of December 31, 2000, all of the 4.3 million shares originally issued had been returned.

  Other Income, (Expense)

  Other income (expense), was ($1,558,997) and ($11,174), for the years ended December 31, 2000 and December 31, 1999, respectively. Interest income is attributed primarily to the interest earned on the cash and certificate of deposits resulting from the cash received from capital raised during 1999 and 2000.

  Interest expense relating to the stated interest rates of the Company's debt was $201,378 and $108,750 for the year ended December 31, 2000 and December 31, 1999 respectively.

  Stock issuance expenses of $1,677,714 resulted from the issuance of convertible debt at a discounted conversion feature. Gain on trademark settlement resulted from the net effect of the settlement of the trademark litigation.

  Income Taxes

  We incurred a net loss of $6,158,631 for the year ended December 31, 2000 compared to a net loss of $6,284,231 for the year ended December 31, 1999. There were no current or deferred provisions for income taxes. At December 31, 2000 and 1999, we had deferred tax assets primarily relating to net operating losses.

  The net deferred tax assets were fully reserved with a valuation allowance. The net operating losses begin expiring in 2019.

  We experienced a change in control as defined under Section 382 of the Internal Revenue Code, during calendar year 1998. As a result, approximately $750,000 of tax loss carry forwards will be limited to annual utilization amounts. None of these limited amounts have been reflected in the financial statements.

  Discontinued Operations

  The auction house held auctions during 2000 and conducted retail sales. Revenues from inventory sales increased from $565,230 for the year ended December 31, 1999 to $589,438 for the year ending December 31, 2000.

  The auction house incurred cost of sales of $728,758 or 1.23 % net auction sales for the year ended December 31, 2000 compared to $651,811 or 115.3% for 1999. Cost of sales in excess of sales revenue results from promotional pricing related to the start-up of the auction house.

  As previously discussed, we discontinued the auction house as of December 31, 2000.

  We anticipate that the Agreement to Rescind will be held as a non-taxable event and accordingly have not provided for taxes related to that transaction.

  Liquidity and Capital Resources

  Cash Inflows and Outflows

  Operating Activities. Net cash used in operating activities amounted to $2,857,547 for the year ended December 31, 2000 compared to Net cash used in operating activities of $3,877,496 for the year ended December 31, 1999. The net cash used in operations was primarily attributable to the net losses from operations of $6,158,631 and $6,284,331 for the respective periods indicated.

  Investing Activities. Net cash provided by (used in) investing activities amounted to $231,101 and ($649,327) for the years ending December 31, 2000 and December 31, 1999, respectively.

  Financing Activities. Our operations have been financed primarily through the sale of common stock in a Section 504, Regulation D offering in 1998 that netted proceeds of approximately $945,000 and a private placement begun in 1998 and completed in January, 1999, that netted proceeds of approximately $4,632,474. As part of the purchase price of the trademarks purchased from Lifestyle Media Corporation, Lifestyle Media Acquisition Corporation entered into a long-term debt agreement with the shareholders of Lifestyle Media Corporation. The initial balance entered into was $1,674,595 of which $300,000 was paid prior to closing. This note had a five year amortization and was secured by the "Millionaire" trademark. There are no operating covenants associated with this debt. On January 24, 2000, we entered into two separate unsecured convertible promissory notes payable in the aggregate amount of $1,750,000. The notes payable were received from two of our current shareholders, who, in aggregate own more than 5% of our outstanding common stock. These notes are in default as January 24, 2001. On June 29, 2000, we entered into three separate unsecured convertible promissory notes payable in the aggregate amount of $195,000. The notes payable were received from three of our current shareholders. $35,000 principal amount is currently outstanding under these notes, $10,000 was repaid and the remaining $150,000 principal amount was converted into shares of our common stock. On August 24, 2000, we entered into 3 separate unsecured promissory notes payable in the aggregate amount of $300,000. The notes payable were received from three of our current shareholders. The amounts due under the notes were converted into shares of our common stock in September 2000.

  Commitments. As of December 31, 1998, our principal commitment was a lease obligation of approximately $3,146,278 in future minimum lease payments for the auction house, magazine and corporate offices. This lease has been cancelled without recourse to the company. As of January 1, 2000, lease payments for additional space for the magazine offices will commence resulting in an additional commitment of $65,124 expiring in December, 2000. We are currently committed as an additional guarantor of a $1,750,000 line of credit.

  We routinely enter into promotional and sponsorship agreements on a bartered basis, resulting in the trade of magazine advertising for the participation in the sponsored products. At December 31, 2000, that amount obligated was approximately $280,000 compared to $ 250,000 as of December 31, 1999.

  On December 22, 1999, we entered into a Letter of Intent with the shareholders of an auction gallery located in New Orleans. We agreed to purchase 49% of the outstanding capital stock in exchange for $2,000,000 in cash and 1.5 million shares of restricted stock. At the closing of the 49% acquisition, we were also to receive an option to purchase the remaining 51% of the outstanding stock of the auction gallery for $2,000,000 in cash and 1 million shares of restricted stock. We have paid an earnest money deposit of $50,000.00 and intend to continue negotiations when and if we are in a better financial position to do so.

  We anticipate requiring additional cash to support the anticipated growth in accounts receivable and inventory. We expect our operating expenses to decrease even as we continue to expand the "Opulence" brand. We have eliminated clerical help and increased our marketing staff who work either on a draw against commission or on a commission basis. We expect to incur losses through the first half of the year 2001 and as a result we will need to raise additional cash to finance the increased inventory, accounts receivable, capital expenditures and operating expenses.

  As described in Note 1(a), to the accompanying financial statements, there is a doubt as to our ability to continue as a going concern. We have incurred substantial losses for the years ended December 31, 2000 and 1999 (approximately $6,158,631 and $6,284,231 respectively) and an accumulated deficit of $13,182,165. These conditions, among others, would raise doubt about our ability to continue as a going concern.

  We are considering various sources of financing, such as the issuance of additional equity or debt securities or obtaining further credit facilities. As of January, 2000, two current stockholders have provided $1,750,000 in the form of separate convertible promissory notes. This note was due on January 24, 2001 along with interest in the amount of $114,781. As of March, 2000, management has engaged a factoring firm to help collect accounts receivable as well as establish credit lines for existing customers. Should adequate financing not be available on a timely basis, merger discussions with other auction and luxury space providers, as well as other luxury publications, would be entered into in an effort to maximize the value of the existing assets and brand established and operated by the company.

  As of the date of this filing we are negotiating with investors to purchase a large block of our restricted stock. It is the opinion of management that if this or some other arrangement is not made with this investor group, we will not be able stay in business and will have no option but to discontinue operations.

  New Accounting Pronouncements

  In 1998, the AICPA issued SOP 98-1, which provides guidance for determining whether computer software is internal use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. We adopted SOP 98-1 as of January 1, 1998.

  Also in 1998, the AICPA issued SOP 98-5, which provides guidance on the reporting of start-up costs and organization costs. It requires the costs associated with start-up activities and organization costs to be expensed as incurred. We adopted SOP 98-5 as of January 1, 1998.

  Item 7. Financial Statements.

  The financial information required by this item is set forth beginning on page F-1.

  Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

  On March 27, 2001, we selected the firm of Merdinger, Fruchter, Rosen & Corso, P.C. ("MFR&C") as our new independent auditor. We simultaneously dismissed Grant Thornton LLP ("Grant") as our independent auditor. These actions were approved by our Board of Directors on March 27, 2001.

  Grant's report on our financial statements for the fiscal year ended December 31, 1999 and the twenty weeks ended December 31, 1998, did not contain an adverse opinion, a disclaimer of opinion or any qualifications or modifications related to uncertainty, limitation of audit scope or application of accounting principles, except that Grant's report on our financial statements for the twenty weeks ended December 31, 1998 and for the fiscal year ended December 31, 1999 contain a modification as to the uncertainty of our ability to continue as a going concern.

  During the period ended December 31, 1998 and the fiscal year ended December 31, 1999 and through the date of termination of the engagement, there were no disagreements with Grant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with respect to our financial statements that, if not resolved to Grant's satisfaction, would have caused Grant to make reference to the subject matter of the disagreement in connection with Grant's report.

  During the period ended December 31, 1998 and the fiscal year ended December 31, 1999 and through the date of termination of the engagement, there have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission except as follows:

  Grant issued a letter dated February 2, 2000, in connection with its audit of our consolidated financial statements as of and for the year ended December 31, 1999. This letter described certain internal control weaknesses, considered to be reportable conditions as defined by the American Institute of Certified Public Accountants, and recommended actions to provide for timely reconciliation of significant balance sheet accounts and strengthening controls surrounding accounting for payroll transactions and payroll taxes.

  We have not consulted with MFR&C regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our financial statements during the two most recent fiscal years through the present.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

Our executive officers, directors and other significant employees and their ages and positions are as follows:

Name	Age	Position
Robert L. White	55	Chief Executive Officer, President and Director
David Strong	57	Senior Vice President of Marketing, Secretary and Director
Frank Osborne	53	Vice President, General Manager and Director
W. Kenneth Costanzo	46	Director
Stuart White	47	Director

All of the officers identified above serve at the discretion of the Board of Directors of Millionaire.com.

Robert L. White. Mr. White has served as the Chief Executive Officer and Chairman of the Board of Directors of Millionaire.com since November 24, 1998 and President of Millionaire since December 15, 1998. Mr. White has worked in the publishing, antique and collectible industry for over 30 years. In 1968, Mr. White founded the Robb Report, a monthly lifestyle magazine for the affluent, which he sold in 1983. From 1991 through August 1998, Mr. White was a self-employed appraiser, buyer and seller of fine art, automobiles, antiques and high-end collectibles. Through these activities, Mr. White developed a broad network of relationships with art and auction galleries and dealers, as well as luxury product manufacturers and retailers. In addition, Mr. White served as the Chairman of American Heritage Archives in Atlanta, Georgia from 1992 through 1997.

David Strong. Mr. Strong has served as the Senior Vice President of Marketing and a Director of Millionaire.com since November, 1998. From 1993 to 1998, Mr. Strong was a Real Estate Broker with Prudential Commercial Services.

Frank Osborne. Mr. Osborne has served as the Vice President, General Manager and a Director of Millionaire.com since November, 1998. Mr. Osborne has significant experience in sales, marketing and general management. From October 1997 to April 1998, Mr. Osborne served as Senior Vice President of Sales and Marketing of Mother Oil Remediation Products. From May 1997 to September 1997, Mr. Osborne served as the Vice President of Sales of ISP Alliance. From December 1995 to April 1997, Mr. Osborne gained direct experience in the auction marketplace while serving as the Vice President of Sales of American Heritage Equities, a retail and wholesale antiques and auction business.

W. Kenneth Costanzo. Mr. Costanzo has served as a Director of Millionaire.com since March 10, 1999. In September, 1998, Mr. Costanzo founded and is President of Executive Solutions, Inc., which develops, manages and provides worldwide marketing and executive search consulting services to various Fortune 500 and new public companies. Prior to Executive Solutions, Inc., Mr. Costanzo was employed by W.R. Grace & Co., where he served as the Vice President of Global Marketing & Business Development for the Cryovac Division from May 1997 to September 1998, as the Vice President of Ventures and New Operations for the Cryovac Division from January 1996 to June 1997 and as Vice President of Global Human Resources from January 1994 to January 1996.

Stuart White. Stuart White has served as a Director of Millionaire.com since January 10, 2001. Mr. White currently serves as President of Kids Online America and CTO of Campus Communities Online where he has directed and managed the successful launch of Kids Online America's flagship product KOLAnet, a family safe, and secure online network. From 1994 to 1998 served as President of SPRY Inc., managing all aspects of Sprynet's transition through acquisitions with America Online and Mindspring Enterprises, Inc.. Mr. White was also responsible for management of all aspects of CompuServe/AOL's Sprynet service.

Director Compensation

We have no established compensation arrangements with our directors but directors may be reimbursed for their reasonable expenses incurred in connection with the attendance at board and committee meetings. Directors are eligible to receive options to purchase common stock under our option plans.

Involvement in Certain Legal Proceedings

On August 26, 1997, Robert White filed for personal bankruptcy under Chapter 7 in the United States Bankruptcy Court for the Northern District of Georgia. On March 17, 1998, Mr. White was discharged of all of his debts.

Compliance With Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires a company's officers, directors and persons who own more than ten percent of a registered class of such company's equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file.

Our executive officers, directors and ten percent beneficial owners have not filed any reports of ownership or changes in ownership with the SEC.

Item 10. Executive Compensation.

The following table sets forth information for the fiscal years ended December 31, 2000 and December 31, 1999 concerning the compensation paid and awarded to our Chief Executive Officer and all other executive officers whose total annual salary and bonus exceeded $100,000 during the 2000 fiscal year.

Summary Compensation Table
Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation
Robert L. White Chief Executive Officer And President	2000 1999 1998	$180,000 $180,000 $180,000	$90,000 $90,000 $90,000	$19,419.00(1) $11,019.00(1) $11,019.00(1)
Frank Osborne Vice President, General Manager	2000 1999	$144,000 $144,000	-- --	$13,119.03(2) $7,519.03(2)
David Strong Senior Vice President of Marketing	2000 1999	$120,000 $120,000	$60,000 $60,000	$8,705.02(3) $3,105.02(3)

________________________
(1) Includes 11,019.79 of premium payments made by us on behalf of Mr. White for his personal and family life insurance coverage and $8,400, the value of shares issued by us in connection with the exercise of options without cost to Mr. White.

(2) Includes $7,519.03 of premium payments made by us on behalf of Mr. Osborne for his personal and family life insurance and $5,600, the value of shares issued by us in connection with the exercise of options without cost to Mr. Osborne.

(3) Includes $3,105.02 of premium payments made by us on behalf of Mr. Strong for his life insurance coverage and $5,600, the value of shares issued to by us in connection with the exercise of options without cost to Mr. Strong.

Option Grants in 2000

There were no grants of options to our executive officers during the year ended December 31, 2000.

Year-End Option Values

The following table provides information about stock options held as of December 31, 2000 by our executive officers. No options were exercised by any officer or director during the fiscal year ended December 31, 2000. The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated assuming that the fair market value of common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect our estimate of future stock price growth.

Fiscal Year-End Option Values
Name	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised/ Unexercisable Options at Fiscal Year End Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End Exercisable/ Unexercisable
Robert L. White	60,000	$8,400	90,000 (u)	$12,600
Frank Osborne	40,000	$5,600	60,000 (u)	$8,400
David Strong	40,000	$5,600	60,000 (u)	$8,400

Stock Option Plan

General. We adopted a Stock Option Plan on November 24, 1998. The plan authorizes options to purchase up to 1,500,000 shares of our common stock. If options granted under the plan expire or are terminated for any reason without being exercised, the shares of common stock underlying such grant will again be available for purposes of the plan.

Employment Agreements

Millionaire.com entered into an Employment Agreement with Robert L. White on December 23, 1998. The Agreement was amended on February 12, 1999 and on August 27, 1999. The employment agreement terminates on December 22, 2003, but automatically renews for additional five-year periods unless otherwise terminated under the terms of the agreement. Pursuant to the employment agreement, as amended, Mr. White is employed as Chairman of the Board, Chief Executive Officer and President at an annual base salary of $180,000 plus an annual bonus based on monthly auction sales and subscriptions/memberships, which bonus shall not be less than $60,000 nor more than $180,000 per year. Mr. White receives reimbursements for business-related expenses and is entitled to participate in our benefit plans. In addition, Millionaire.com has agreed to pay or reimburse Mr. White up to a maximum of $50,000 for an automobile. Mr. White has not asked for nor received the automobile. Mr. White is entitled to four weeks of paid vacation per year, but to date has taken no vacation. The agreement may be terminated by either Mr. White or Millionaire.com at any time. If the agreement is terminated as a result of Mr. White's death we must continue to pay his salary to his spouse for a period which is the greater of (i) two years and (ii) the remainder of the term. If the agreement is terminated as a result of Mr. White's disability, we must continue to pay his salary for a period of not less than five years less the amount of any disability payments received by Mr. White. If we terminate the agreement without cause, we must pay to Mr. White within five days after such termination a lump sum payment equal to five times the sum of his then annual base salary and maximum annual bonus or immediately enter into a ten-year consulting agreement with him. If Mr. White is terminated by us upon a change of control, other than for cause, death or disability, or if he voluntarily terminates such employment within six months subsequent to one of the following events, then we must pay him for a period of five years thereafter a severance payment of his annual salary, maximum annual bonus and benefits:

    the change, reduction or alteration in Mr. White's duties, responsibilities or job status following a change of control;

    the discontinuation of Mr. White's insurance, disability, stock option or other benefits coverage or arrangements upon a change of control;

    the failure of a successor corporation to assume and agree to perform under the employment agreement; or
    a material decrease in Mr. White's salary, benefits or incentive or other forms of compensation following a change of control.

Each of David Strong and Frank Osborne are parties to Employment Agreements with Millionaire.com. expiring on February 27, 2002. Pursuant to their respective agreements, David Strong is employed as Senior Vice President of Marketing at an annual salary of $120,000 and Frank Osborne is employed as Vice President and General Manager at an annual salary of $144,000. The other terms of their employment agreements are identical. Messrs. Strong and Osborne each receive four weeks of paid vacation per year and each receives reimbursements for business-related expenses and is entitled to participate in our benefit plans. Each agreement may be terminated by either party. If we do so without cause, we must continue to pay salary and benefits for the remainder of the term.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding ownership of Millionaire.com's common stock as of April 16, 2001 by:

(i) each person known to us to own beneficially more than 5% of our outstanding common stock;

(ii) each director of Millionaire.com;

(iii) each executive officer named in the summary compensation table; and

(iv) all directors and executive officers of Millionaire.com as a group.

Share ownership is based on 10,164,237 shares of common stock outstanding on April 16, 2001. Unless otherwise noted, the address for each stockholder is c/o Millionaire.com, 18 Plantation Park Drive, Bluffton, South Carolina, 29910.

Name and Address of Beneficial Owner	Number of Shares	Percent of Shares Beneficially Owned
W. Kenneth Costanzo 112 Meilland Drive Greer, SC 29650	12,000	0.11%
Lynn Dixon 311 S. State Street Salt Lake City, UT 84111	877,357	8.6%
Douglas Lambert and Jenny Lambert 1924 Bayhill Drive Las Vegas, NV 89117	530,000	5.2%
Lancer Offshore Inc.(1) 375 Park Avenue, Suite 2006 New York, NY 10152	1,200,000	11.80%
Frank Osborne	40,000.39%
David Strong	40,000.39%
Trinity American Corp. 800 Kings Highway, N. Suite 500 Cherry Hill, NJ 08034	696,269	6.8%
Robert L. White	1,788,000(2)	17.59%
Name and Address of Beneficial Owner	Number of Shares	Percent of Shares Beneficially Owned
All Directors and Executive Officers as a Group (4 persons)	1,880,000(3)	18.50%

__________________________

(1) The 175,000 shares of our common stock owned by Lancer Voyager Fund had been transferred to Lancer Offshore Inc., a BVI company, whose investment manager is Lancer Manager Group LLC. The Managing Member of Lancer Offshore, Inc. is Michael Lauer. Lancer Offshore, Inc. has been advised of its 13-D filing obligations under the Securities Exchange Act of 1934.

(2) Includes 8,000 shares issuable upon exercise of currently exercisable options by Mr. White's wife.

(3) Includes shares issuable upon the exercise of options referenced in note (4) above.

Item 12. Certain Relationships and Related Transactions.

On January 14, 1999, Millionaire.com entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") and related ancillary documents with Auction Acquisition, Inc., a Georgia corporation, The Great Gatsby's Auction Gallery, Inc., a Georgia corporation, A.J. Nassar, Ted Tzavaras, Robert Slack and Robert White. Pursuant to the Merger Agreement, Millionaire.com's wholly-owned subsidiary, Auction Acquisition, Inc., merged with and into Great Gatsby's, with Great Gatsby's being the surviving corporation. Under the terms of the Merger Agreement, the Great Gatsby's shareholders received, among other things, an aggregate of 4,300,000 shares of common stock of Millionaire.com in exchange for 100% of the issued and outstanding capital stock of Great Gatsby's. Following the merger transaction on June 8, 1999, Millionaire.com and its Chief Executive Officer, Robert L. White agreed to guaranty a certain NationsBank Line of Credit of Great Gatsby's in the original principal amount of $1,750,000. On September 27, 1999, however, the parties entered into an Agreement to Rescind all of the transactions contemplated under the Merger Agreement. Pursuant to the Agreement to Rescind, the parties agreed, among other things, (a) that the 4,300,000 shares of Millionaire.com's common stock issued to the Great Gatsby's shareholders are deemed cancelled, as if never issued and (b) Great Gatsby's has secured from NationsBank the release of the guarantees provided by Millionaire.com and Mr. White for the Line of Credit. Each of the have returned the certificates representing the 4,300,000 shares of Millionaire.com. Arbitration was concluded on December 28, 1999.

On November 1, 1999, we granted 100,000 options to purchase shares of our common stock at an exercise price of $1.50 per share to Richard F. Seibert, who served as our Chief Financial Officer and as one of our directors until May 2000. The above options vest in equal installments over 5 years, subject to continued employment. Under the terms of the grant Mr. Seibert has forfeited all of the above options.

On January 24, 2000, we issued two 7% Convertible Notes totaling a principal amount of $1,750,000. The notes are not secured and there are no required principal or interest payments on the notes until their maturity on January 24, 2001. The notes are convertible, at the option of the holders, to shares of our common stock at any time prior to January 24, 2001 at a price of $1.25 per share. As of January 24, 2001, we have not paid the remaining balances on the notes and the notes have not been converted.

On June 29, 2000, we issued a 7% Convertible Note in the principal amount of $56,250 to Lynn Dixon and a 7% Convertible Note in the principal amount of $56,250 to Trinity American Corp. The note is unsecured and there is no required principal or interest payments on the note until its maturity on December 29, 2000. The note is convertible, at the option of the holder, to shares of our common stock at any time prior to December 29, 2000 at a price of $.75 per share. On September 27, 2000, we issued an aggregate of 75,000 shares of our Common Stock in connection with the conversion of the note.

On August 24, 2000, we issued a 7% Convertible Note in the principal amount of $120,000 to Lynn Dixon and a 7% Convertible Note in principal amount of $135,000 to Trinity American Corp. The notes are unsecured and there are no required principal or interest payments on the notes until there maturity on December 24, 2000. The notes are convertible, at the option of the holders, to shares of our common stock at any time prior to December 24, 2000 at a price of $.35 per share. In September 2000, we issued an aggregate of 728,571 shares of our Common Stock in connection with the conversion of the notes.

In December 2000, we issued 40,000 shares of our Common Stock to Frank Osborne in connection with the exercise of stock options. These options were exercised without consideration.

In December 2000, we issued 40,000 shares of Common Stock to David Strong in connection with the exercise of stock options. These options were exercised without consideration.

In December 2000, we issued 60,000 shares of our Common Stock to Robert L. White in connection with the exercise of stock options. These options were exercised without consideration.

Item 13. Exhibits and Reports on Form 8-K.

Exhibit Number	Description	Incorporated by Reference from Document(1)	Exhibit No. in Referenced Document
3.1	Articles of Incorporation filed with the Secretary of State of the State of Nevada on November 24, 1998	A	3.1
3.2	By-laws of Hugo International Telecom Inc.	A	3.2
4.1	Stock Option Plan	A	4(a)
10.1

Lease by and between Millionaire.com and Carolina Office Park, LLC, dated November 19, 1999 for the premises located at #7 Plantation Park Drive, Plantation Business Park, Bluffton, South Carolina 29910.

		A	10(a)
10.2	Lease by and between D1D2, LLC and U.S. Auctions, Inc., dated July 24, 1998, for the premises located at 18 Plantation Park Drive, Bluffton, South Carolina 29910.	A	10(b)
10.3	Frank Osborne Employment Agreement, dated February 28, 1999.	A	10(c)
10.4	David Strong Employment Agreement, dated February 28, 1999.*	A	10(d)
10.5	Robin White Employment Agreement, dated December 23, 1998.*	A	10(e)
10.6	Robert White Employment Agreement, dated December 23, 1998.*	A	10(f)
10.7	First Amendment to the Robert White Employment Agreement, dated February 12, 1999.*	A	10(g)
10.8	Second Amendment to the Robert White Employment Agreement, dated August 27, 1999.*	A	10(h)
10.9	Form of Indemnity Agreement.*	A	10(i)
10.10	Stock Option Agreement with Robert L. White, dated December 15, 1998.*	A	10(j)
10.11	Form of 7%Convertible Promissory Note
10.12	Stock Option Agreement, dated November 15, 2000, by and between Millionaire.com and Irving Ayash.
16	Letter of Grant Thornton LLP concerning its termination as certifying accountant of the Registrant.
21	Subsidiaries of the Company	A	21

________________________
A = Registration Statement of the Company on Form 10-SB, No. 000-28601.
* Previously filed.

(b) Reports on Form 8-K

We did not file any reports on Form 8-K during the fourth quarter of 2000. However, on April 2, 2001 we filed a Current Report on Form 8-K, dated March 27, 2001, reporting under Item 4 (Changes in Registrant's Certifying Accounting) and Item 7 (Exhibits).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MILLIONAIRE.COM
Date: April 20, 2000	By: /s/ Robert L. White Robert L. White Chairman and Chief Executive Officer

Each person whose signature appears below hereby constitutes and appoints Robert L. White, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying all that said attorney-in-fact and agent or his substitute or substitutes, or any of them, may lawfully do or cause to be done by virtue hereof. In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.
Signature	Date
By: ./s/ Robert L. White Robert L. White Chairman and Chief Executive Officer	April 20, 2001
By: /s/ Robert L. White David Strong Director	April 20, 2001
By: /s/ Kenneth Constanzo W. Kenneth Constanzo Director	April 20, 2001
By: /s/ Stuart White Stuart White Director	April 20, 2001
By: /s/ Frank Osborne Frank Osborne Director	April 20, 2001

MILLIONAIRE.COM AND SUBSIDIARIES

FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

MILLIONAIRE.COM AND SUBSIDIARIES

FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

INDEX

PAGES
Independent Auditors' Report	F2

Consolidated Balance Sheets	F3 - F4

Consolidated Statements of Operations	F5 - F6

Consolidated Statement of Stockholders' Deficiency	F7

Consolidated Statements of Cash Flows	F8 - F9

Notes to Consolidated Financial Statements	F10 - F33

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
MILLIONAIRE.COM

We have audited the accompanying consolidated balance sheets of Millionaire.com and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Millionaire.com and Subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred net losses of $6,158,631 and $6,284,231 and cash used in operating activities of $2,857,547 and $3,877,496 during the years ended December 31, 2000 and 1999, respectively. These factors, among others, as discussed in Note 1 a) to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
Certified Public Accountants

New York, New York
April 14, 2001

F2

MILLIONAIRE.COM AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,
	2000	1999
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 5,455	$ 19,554
Certificate of deposit	-	253,198
Accounts receivable, net of allowance for doubtful accounts of $284,472 and $500,000	161,879	440,049
Factored receivables, net of allowance for doubtful accounts of $122,392	201,642	-
Inventory	172,727	472,241
Employee and related party advances	50,993	75,129
Prepaid expenses and other current assets	________-	____78,129
Total current assets	592,696	1,338,300
Property and equipment, net of accumulated depreciation and amortization of $69,497 and $22,910	188,896	205,582
Software, net of accumulated depreciation of $123,263 and $39,805	133,028	174,290
Goodwill, net of accumulated amortization of $0 and $12,200	-	33,549
Trademarks, net of accumulated amortization of $0 and $446,559	-	1,228,036
Other Assets	___31,109	___77,311
TOTAL ASSETS	$ 945,729	$3,057,068

The accompanying notes are an integral part of the consolidated financial statements.

F3

 MILLIONAIRE.COM AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

December 31,
	2000	1999
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,093,573	$1,904,212
Due to related parties	92,534	132,267
Due to factor	118,682	-
Deferred revenue	231,109	186,590
Notes payable	7,812	7,812
Current portion of long-term debt	-	92,776
Convertible debt	1,785,000	-
Capital lease obligation, current portion	____4,694	____3,993
Total current liabilities	4,333,404	2,327,650
Capital lease obligation - non current	12,461	16,082
Long-term debt - non current	________-	1,194,295
Total liabilities	_4,345,865	3,538,027
Commitments and contingencies	-	-
STOCKHOLDERS' DEFICIENCY
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 10,164,237 and 8,615,095 issued and outstanding	10,164	8,615
Additional paid-in capital	10,905,865	8,513,960
Deferred compensation	(1,134,000)	(1,980,000)
Accumulated deficit	(13,182,165)	(7,023,534)
Total stockholders' deficency	(3,400,136)	(___480,959)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICENCY	$945,729	$ 3,057,068

 The accompanying notes are an integral part of the consolidated financial statements.

F4

MILLIONAIRE.COM AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For The Year Ended
December 31,
NET SALES	2000	1999
Magazine sales	$ 406,029	$ 241,105
Advertising sales	3,431,085	2,585,034
Internet sales	___90,950	________-
Total net sales	_3,928,064	_2,826,139
COSTS OF GOODS SOLD
Publishing costs	2,103,449	3,001,600
Internet costs of sales	___29,017	________-
Total cost of goods sold	2,132,466	3,001,600
GROSS PROFIT	1,795,598	(175,461)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Salary and employee benefits	2,757,877	1,552,189
Selling and marketing expenses	359,226	916,239
Professional fees	574,006	582,389
Depreciation and amortization expense	302,065	405,029
Rent expense	137,431	165,221
Bad debt expense	294,097	523,362
Travel and entertainment	175,801	200,703
Telephone expense	142,759	106,674
Postage and mailbox rental	153,334	73,112
Other general and administrative expenses	___741,056	___370,948
Total selling, general and administrative expenses	5,637,652	4,895,866
LOSS FROM OPERATIONS	(3,842,054)	(5,071,327)

The accompanying notes are an integral part of the consolidated financial statements.

F5

MILLIONAIRE.COM AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

For The Year Ended
December 31,

OTHER INCOME (EXPENSE)	2000	1999
Interest income	15,797	73,691
Interest expense	(201,378)	(108,750)
Stock issuance expense	(1,677,714)	-
Gain on trademark settlement	274,722	-
Other income	____29,576	____23,885
Total other income (expense), net	(1,558,997)	(11,174)
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(5,401,051)	(5,082,501)
PROVISION FOR INCOME TAXES	_________-	_________-
LOSS FROM CONTINUING OPERATIONS
Discontinued operations of auction house, net of taxes	(757,580)	(1,201,730)
NET LOSS	$(6,158,631)	$(6,284,231)
LOSS PER SHARE
BASIC AND DILUTED CONTINUING OPERATIONS	$(0.59)	$(0.59)
DISCONTINUED OPERATIONS	_____(0.09)	____(0.14)
NET LOSS	$(0.68)	$(0.73)

The accompanying notes are an integral part of the consolidated financial statements.

F6

MILLIONAIRE.COM AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
	Common Shares	Stock Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders' Deficiency
Balance at December 31, 1998	7,900,000	$7,900	$6,839,675	$(2,910,000)	$(739,303)	$3,198,272
Issuance of common stock for cash	600,095	600	1,499,400	-	-	1,500,000
Issuance of common stock for services	15,000	15	44,985	-	-	45,000
Issuance of common stock for services	25,000	25	137,475	-	-	137,500
Issuance of common stock for services	25,000	25	337,475	-	-	337,500
Issuance of common stock for services	50,000	50	74,950	-	-	75,000
Compensation expense	-	-	-	510,000	-	510,000
Forfeiture of compensatory stock options	-	-	(420,000)	420,000	-	-
Net loss	________-	______-	________-	_________-	(6,284,231)	(6,284,231)
Balance at December 31, 1999	8,615,095	8,615	8,513,960	(1,980,000)	(7,023,534)	(480,959)
Issuance of common stock for cash and services	120,000	120	419,880	-	-	420,000
Issuance of convertible debt	-	-	1,302,000	-	-	1,302,000
Issuance of convertible debt	-	-	20,000	-	-	20,000
Issuance of convertible debt	-	-	85,714	-	-	85,714
Issuance of common stock for cash	28,000	28	41,972	-	-	42,000
Issuance of common stock for conversion of debt	1,057,142	1,057	448,943	-	-	450,000
Issuance of common stock for exercise of stock options	344,000	344	541,396	-	-	541,740
Compensation expense	-	-	-	378,000	-	378,000
Forfeiture of compensatory stock options	-	-	(468,000)	468,000	-	-
Net loss	________-	_______-	__________-	__________-	(6,158,631)	(6,158,631)
Balance at December 31, 2000	10,164,237	$ 10,164	$10,905,865	$(1,134,000)	$(13,182,165)	$(3,400,136)

The accompanying notes are an integral part of the consolidated financial statements.

F7

MILLIONAIRE.COM AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Year Ended
December 31,
CASH FLOW FROM OPERATING ACTIVITIES	2000	1999
Net loss	$(6,158,631)	$(6,284,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	302,065	405,239
Interest expense	1,407,714	-
Issuance of stock for services rendered	42,000	595,000
Issuance of common stock for exercise of stock options	541,740	-
Vesting of compensatory stock options	378,000	510,000
Gain on trademark settlement	(197,498)	-
Bad debt expense (recovery)	(93,136)	523,362
Inventory reserve	200,000	-
Changes in certain assets and liabilities:
(Increase) decrease in accounts receivable	493,698	(900,866)
(Increase) decrease in factor receivables	(324,034)	-
(Increase) decrease in inventory	99,514	(468,350)
(Increase) decrease in employee and related party advances	24,136	(37,091)
(Increase) decrease in prepaid expenses and other current assets	78,129	(65,806)
(Increase) decrease in other assets	(3,798)	-
Increase in accounts payable and accrued expenses	189,361	-
Increase in due to factor	118,682	1,704,277
Decrease in deferred revenue	44,511	140,970
Total cash used in operating activities	(2,857,547)	(3,877,496)
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in property and equipment	(29,901)	(186,851)
Increase in software	(42,196)	(159,278)
(Purchase) maturity of certificate of deposit	253,198	(253,198)
Earnest money for potential purchase	50,000	(50,000)
Total cash (used in) provided by investing activities	231,101	(649,327)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	1,785,000	-
Repayment of notes payable	-	(225,000)
Increase (decrease) in due to related parties	(39,733)	132,267
Repayment of long-term debt	-	(87,524)
Proceeds from convertible debt, converted	450,000	-
Decrease in capital lease obligation	(2,920)	-
Proceeds from sale of common stock	420,000	1,500,000
Total cash provided by financing activities	2,612,347	1,319,743
Net decrease in cash and cash equivalents	(14,099)	(3,207,080)
Cash and cash equivalents - beginning	19,554	3,226,634
Cash and cash equivalents - ending	$ 5,455	$ 19,554

The accompanying notes are an integral part of the consolidated financial statements.

F8

MILLIONAIRE.COM AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2000 AND 1999

For The Year Ended
December 31,

CASH PAID DURING THE YEAR FOR:	2000	1999
Interest expense	$ 11,150	$ 135,750
Income taxes	$_______-	$________-

NON CASH FINANCING ACTIVITIES:

Year ended December 31, 2000
a. The Company bartered approximately $2,100,000 in fair value of magazine advertisements for goods and services.

b. The Company issued 28,000 shares of common stock for services.

c. The Company issued 1,057,412 shares of common stock for the conversion of debt.

d. During 2000, 126,000 compensatory stock options vested with an exercise price of $1.00. At the time of grant, the fair value of common stock was $4.00 per share. The vested stock options resulted in $378,000 in compensation expense during 2000.

e. During 2000, 156,000 compensatory stock options were forfeited with an exercise price of $1.00. At the time of grant, the fair value of common stock was $4.00 per share. The forfeited stock options resulted in $468,000 of deferred compensation expense being reclassed against additional paid-in capital during 2000.

f. During 2000, the Company recognized interest expense totaling $1,457,714 for the issuance of convertible debt (see Note 12).

g. During 2000, the Company recognized a gain on the settlement of their trademark litigation
(see Notes 8 and 9).

h. During 2000, the Company issued 344,000 shares of common stock for the exercise of all vested shares as of December 31, 2000. The Company recognized compensation expense, totaling $541,740.

Year ended December 31, 1999
a. The Company bartered approximately $1,162,000 in fair value of magazine advertisements for goods and services.

b. The Company issued 50,000 shares of common stock for investor relations services.

c. The Company issued 15,000 shares of common stock to obtain short-term financing.

d. The Company issued 50,000 shares of common stock to an employee.

e. During 1999, 170,000 compensatory stock options vested. The options have an exercise price of $1.00.
At the time of grant, the fair value of common stock was $4.00 per share. The vested stock options resulted in $510,000 in compensation expense during 1999. During 1999, 144,000 compensatory stock options were forfeited with an exercise price of $1.00. At the time of grant, the fair value of common stock was $4.00 per share. The forfeited stock options resulted in 420,000 of deferred compensation expense being reclassed against additional paid-in capital during 1999.

The accompanying notes are an integral part of the consolidated financial statements.

F9

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The accompanying consolidated financial statements include the accounts of Millionaire.com (the "Company"), formerly known as World Circle Trust Fund, Inc. ("WCTF") and Charter Investor Relations of North America, Inc. ("Charter"). The Company was incorporated on February 15, 1995 under the laws of the state of Florida, and its subsidiaries include;

    Life Style Media Acquisition Corp. ("LMAC"), which was incorporated under the laws of the state of Pennsylvania on June 30, 1998, 100% owned by the Company, and;

    Life Style Media Properties, Inc. ("LMPI"), which was incorporated under the laws of the state of Delaware on August 14, 1998 (see Note 9) ("LMPI").

On December 15, 1998, Charter, a non-operating shell company with no net assets, merged with its wholly owned subsidiary, Millionaire.com, a non-operating Nevada corporation, with Millionaire.com as the surviving company. Simultaneous with the merger, Millionaire.com acquired LMAC, which publishes magazines, including Millionaire and Billionaire magazine (see Note 8). The acquisition of LMAC was in effect a reverse acquisition and was accounted for as a recapitalization of LMAC, with LMAC as the accounting acquirer operating under the name of Millionaire.com (see Note 2).

The financial statements presented include the accounts of LMAC from its inception (June 30, 1998) and that of Millionaire.com from December 15, 1998 to December 31, 2000.

Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of December 31, 2000, the Company had a working capital deficit of $3,740,708 and an accumulated deficit of $13,182,165. The Company's loss from operation for the years ended December 31, 2000 and 1999 were $6,158,631 and $6,284,231, respectively. In addition, the Company is currently involved in various lawsuits for which management is currently unable to determine whether there will be a material impact on its results of operations, financial position or cash flows (see Notes 9 and 13).

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

F10

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a) Basis of Presentation (continued)

In response to the matters described in the preceding paragraphs, management is pursuing additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial condition and results of operation. Management believes that this additional financing will allow the Company to vigorously pursue its expansion efforts in the upcoming year and that this expansion will strengthen the Company's cash flow position to provide the Company with the ability to continue in existence. The Company is also vigorously defending its positions in the litigation matters (see Note 20 for Subsequent Events).

b) Line of Business

The Company is a magazine publisher. During 1999 and part of 2000, the Company had an auction gallery and was also engaged in the business of buying and selling antiques and other luxury goods (see Note 19). The Company also has an internet site that generates various revenue.

c) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

d) Revenue Recognition

The Company derives revenue primarily from four sources:

1) Sale of magazine subscriptions

Magazine revenues are recognized over the term of the subscription as the magazines are delivered. Annual and lifetime membership fees to the magazine are initially deferred and amortized, as magazines are delivered, on a monthly basis over one year to fifty years, the respective periods of expected performance.

2) Magazine advertising

Advertising revenue is initially deferred and recognized at the time of delivery of the respective issue.

F11

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d) Revenue Recognition (continued)

3) Internet advertising

Website advertising without a guaranteed number of impressions will be amortized on a straight-line basis over the period of time that the advertisement will appear on the website. In cases where website-advertising revenue is based on a minimum number of impressions, the Company will initially defer revenue until the minimum number of impressions is attained. Revenue will then be recognized over the lesser of the ratio of the impressions delivered over the total guaranteed impressions or the straight-line basis over the term of the contract.

4) Auction sales and related commissions

Auction revenue is recognized at the time of delivery of the merchandise, assuming collectibility is reasonably assured. Inventory items held for others and sold by the Company are considered consigned inventory. Consigned inventory is not recorded in the accompanying financial statements. A net consignment fee revenue is recognized as the consigned items are sold.

e) Bartering

Non-monetary transactions are accounted for based on the fair value of the advertising provided. The fair value of the advertising provided in the bartering transaction was determined by comparison to market prices of competitive magazine publications and recent sales of advertising space for which the unrelated third parties paid cash. The significant terms of a barter transaction include the identification of the advertising provided, the number of issues in which the advertisement will be inserted, the items to be provided to the Company and the fair value of those items provided to the Company. The fair values of the items received by the Company are determined based on competitive industry prices for goods and services received in an arms-length transaction. Goods received included inventory items such as chandeliers and various art pieces. Services received included airline tickets, printing services, car rental and lodging.

f) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

g) Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

F12

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h) Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. When amounts are determined to be uncollectible, they will be charged to operations when that determination is made. Accounts receivable are characterized mostly by a wide variety of individual customers of the auction house and the magazine. Should the customers fail to meet their contractual obligations to the Company, the Company would suffer material losses.

i) Inventory

Inventory is comprised solely of antiques and other luxury goods. Inventory is stated at the lower of cost or market; cost is determined using the specific identification method.

j) Property and equipment

Property and equipment is stated at cost. Depreciation and amortization is provided for in amounts sufficient to relate the cost of the depreciable assets to operations over their estimated service lives. Depreciation of property and equipment is calculated over a period of five to seven years on an accelerated basis while amortization of leasehold improvements is calculated over the life of the respective lease utilizing the straight-line basis. Assets recorded under capital leases are depreciated in a manner consistent with the Company's normal depreciation policies for owned assets.

k) Software

Software is stated at cost. Amortization of software is calculated over a period of three years utilizing the straight-line basis. The Company capitalizes software development costs using Statement of Position ("SOP") No. 98-1 which specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The pronouncement provides guidance on which costs should be capitalized, and over what period such costs should be amortized and what disclosures should be made regarding such costs.

l) Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired and is being amortized on a straight-line method over 5 years. On an ongoing basis, management reviews the valuation and amortization of goodwill to determine possible impairment. The recoverability of goodwill is assessed by determining whether the amortization of goodwill over its remaining life can be recovered through projected undiscounted future cash flows. As of December 31, 2000, goodwill was deemed impaired (see Note 8).

F13

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m) Trademarks

Trademarks are stated on the cost basis. Amortization is calculated using the straight-line method over 5 years. Trademarks are periodically reviewed for impairment of carrying amount as compared to the fair value of the assets. In order to measure any impairment the Company evaluated whether there were any events or circumstances that occurred that may have affected the carrying amount of the intangible. Management believes that no such events have occurred as of December 31, 1999. In the event that management determines that a triggering event has occurred, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The future cash flows that would be used are the future cash inflows expected to be generated by the asset less the future cash outflows expected to be necessary to obtain those inflows. When the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss in accordance with SFAS 121 would be recognized. As of December 31, 2000, the balance of trademarks was $-0- (see Note 9).

n) Income Taxes

Income taxes are provided for based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

o) Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. For the years ended December 31, 2000 and 1999, advertising expense amounted to approximately $114,606 and $607,000, respectively.

p) Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, factor receivables, inventory, accounts payable and accrued expenses, convertible debt and long-term debt. The carrying amounts of cash, accounts receivable, due from factor and accounts payable and accrued expenses approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of long-term borrowings was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates the carrying amounts as of December 31, 2000 and 1999.

q) Long-Lived Assets

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and has determined that recognition of an impairment loss for applicable assets of continuing operations is not necessary.

F14

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

r) Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2000 and 1999, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

s) Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations, as permitted by SFAS 123. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. . For stock options granted to employees at fair value, compensation expense related to the fair value of the stock options granted is disclosed for proforma purposes, as required by SFAS 123 and disclosed in Note 15, in the period in which the related employee services are rendered. For stock options issued to nonemployees, the issuance of stock options is accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Compensation expense is recognized in the financial statements for stock options granted to nonemployees in the period in which the consideration is obtained from the nonemployee.

Compensation expense is recognized in the financial statements for issuances of common shares to employees and non-employees that have rendered services to the Company. Compensation expense is recognized based on the fair value of the services rendered or the fair value of the common stock, whichever is more readily determinable.

t) Loss Per Share

SFAS No. 128, "Earnings Per Share" requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS").

The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. For the year ended December 31, 2000 and 1999 , there were 620,000 and 940,000 common stock options that could potentially dilute EPS, respectively.

F15

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

t) Loss Per Share (continued)

The shares used in the computation of loss per share were as follows:

	December 31, 2000	December 31, 1999
Basic	9,027,380	8,552,147
Diluted	9,027,380	8,552,147

u) Segment Disclosure

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued, which changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information, requires quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company has adopted SFAS No. 131 as of December 31, 1999.

NOTE 2 - CORPORATE REORGANIZATION

As discussed in Note 1(a), on December 15, 1998, Millionaire.com entered into an agreement to purchase LMAC. Millionaire.com had no assets or liabilities, contingent or otherwise, or any previous operating activity as of the date of the acquisition.

The merger was effected by Millionaire.com issuing 2,400,000 shares of common stock for all the outstanding common shares of LMAC and issuing 1,000,000 shares of common stock to the convertible debt holders of LMAC. Immediately following the reverse merger there were 6,700,000 shares of Millionaire.com common stock outstanding of which 3,300,000 shares related to the original stockholders of Millionaire.com.

This merger transaction was accounted for in the financial statements as a reverse acquisition. As a result of this transaction the former shareholders of LMAC acquired or exercised control over a majority of the shares of the Company. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of LMAC and, therefore, these financial statements represent a continuation of the legal entity, LMAC, not the Company, the legal survivor.

NOTE 3 - CERTIFICATE OF DEPOSIT

Certificates of deposit ("CD") consisted of a 12-month CD, bearing interest at the rate of 5.85% per annum due January, 2000.

F16

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 4 - FACTORING OF ACCOUNTS RECEIVABLE

On March 8, 2000, the Company entered into an Agreement to transfer certain accounts receivable with recourse to a funding company. The funding company will advance 85% of the advertising invoices on all approved accounts. This agreement remains in effect for one year and may be extended at the option of the funding company. As of December 31, 2000, there were $324,034 receivables being factored with recourse. Interest accrues until the receivable is collected or returned. There is an allowance set up totaling $122,392 and a balance payable to the factor totaling $118,682 for advances received less certain fees.

NOTE 5 - INVENTORY

Inventory is summarized as follows:

	December 31, 2000	December 31, 1999
Antiques and other luxury goods	$ 372,727	$ 536,382
Less: inventory reserve	(200,000)	(64,141)
Inventory, net	$ 172,727	$ 472,241

NOTE 6 - RELATED PARTY TRANSACTIONS

For the years ending December 31, 2000 and 1999, the Company had various related party transactions with officers and employees. Related party receivables and payables are as follows:

Employee and related party advances

	December 31, 2000	December 31, 1999
Employee advances - magazine	$ 21,389	$ 75,129
Employee advances - internet	29,604	________-
Total due from related parties	$ 50,993	$ 75,129

These advances to the Company are payable on demand, unsecured and non-interest bearing.

F17

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

Due to related parties

	December 31, 2000	December 31, 1999
Due to President	$ 69,977	$ 132,267
Due to Vice-President	22,557	_________-
Total due to related parties	$ 92,534	$ 132,267

NOTE 7 - PROPERTY AND EQUIPMENT

Property and Equipment is summarized as follows:

	December 31, 2000	December 31, 1999
Office equipment	$ 108,041	$ 83,573
Auction equipment and improvements	48,227	48,843
Furniture and fixtures	67,322	61,173
Leasehold improvements	34,803	34,903
	258,393	228,492
Less: accumulated depreciation and amortization	(69,497)	(22,910)
Property and equipment, net	$ 188,896	$ 205,582

Depreciation and amortization expense for the years ended December 31, 2000 and 1999 was $46,587 and $21,904, respectively.

NOTE 8 - GOODWILL/ACQUISITIONS AND MERGERS

a) Life Style Media Corporation

On August 14, 1998, LMAC purchased all of the outstanding common shares of Life Style Media Corporation ("LMC") and the trademarks Millionaire and Billionaire. This transaction was accounted for as a purchase business combination. LMC was a corporation which originally published the Millionaire and Billionaire magazines.

The purchase price of LMC was $1,674,595. The purchase price was paid with long-term debt and initial cash payment of $300,000, as described in Note 11, and 200 shares of LMAC. In the purchase of LMC by LMAC, the excess of the liabilities over assets assumed amounted to $45,749 which was allocated to goodwill and amortized on a straight-line method over a 5-year period. There were no contingent payments, options or commitments specified in the acquisition agreement.

F18

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 8 - GOODWILL/ACQUISITION (Continued)

a) Life Style Media Corporation (continued)

The measurement date of August 14, 1998 was used to determine the value of the LMAC shares issued in the purchase business combination. The value assigned to the 200 shares of LMAC provided to the former shareholders of LMC was deminimus. The 200 shares of LMAC represented 20% of the outstanding shares of LMAC. After the acquisition of LMC and at the date of the reverse merger with Millionaire.com, the sellers of LMC were entitled to 20% of the 2,400,000 shares issued by Millionaire.com to the shareholders of LMAC, or 480,000 shares of Millionaire.com.

As part of the transaction, Life Style Media Properties ("LMPI") was formed, to hold the Trademarks. The sellers of LMC were granted a security interest in the Trademarks and the stock of LMPI to secure the performance of the note payable. The sole event of default under the terms of the note is failure to make scheduled payments on time. LMPI was considered a subsidiary of the Company as of December 31, 1999.

As described more fully in notes 9, 11 and 20, the Company was in litigation with LMC over the use of the trademarks as of December 31, 2000. The Company ceased amortization of goodwill during August 2000. The stock of LMPI was seized by the seller or LMC. As of December 31, 2000, goodwill totaling $28,997 was deemed impaired and offset against the forgiveness of debt (see Note 18).

b) Merger and Subsequent Rescission

On January 14, 1999 the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with an auction house (the "Acquiree") located in Chamblee, Georgia. The Merger was consummated on February 12, 1999. The Acquiree was in the business of selling antiques and unique collectibles. The Merger Agreement called for the wholly-owned subsidiary of the Company to merge with the Acquiree. Under the terms of the Merger Agreement, the shareholders of the Acquiree received, among other things, an aggregate of 4,300,000 shares of common stock of the Company in exchange for 100% of the issued and outstanding shares of the Acquiree. Subsequent to the Merger Agreement, situations arose which prevented the continuation of the Merger Agreement as previously agreed upon.

The Company and the Acquiree agreed, as of September 27, 1999 to rescind the Merger Agreement. Accordingly, the Agreement to Rescind enables the two parties to restore, to the extent possible, the Company and the Acquiree to their respective positions prior to the Merger Agreement. The Agreement to Rescind canceled the 4,300,000 common shares of the Company previously issued to the Acquiree's shareholders. The shares of the Acquiree were returned to the shareholders of the Acquiree. In addition to the returning of shares, the Company will no longer be obligated to fulfill the $1,000,000 Promissory Note executed at the time of Merger. The Company and an officer of the Company may be released from their respective guarantees of a $1,750,000 line of credit. The line of credit expired on May 31, 2000.

F19

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 8 - GOODWILL/ACQUISITION (Continued)

b) Merger and Subsequent Rescission (continued)

As part of the Agreement to Rescind, the Acquiree and the Company have agreed to reimburse the other for fees and expenses incurred during the time of the merged company. Fees and expenses to be reimbursed relate primarily to legal services, cost of sales and administrative costs. In arbitration settled in late December 1999, the Company was awarded a net $33,500 in cash and the return of a vehicle. The Company has not recorded the receivable due, as the collectibility is believed to be unlikely. Due to the fact that control of the Acquiree was temporary, none of the financial reporting of the Acquiree have been reflected in the accompanying financial statements. Management believes that no additional contingent liabilities exist with respect to the Agreement to Rescind.

The Agreement to Rescind required, among other things, the shareholders of the Acquiree who received shares of the Company's common stock in the merger to return all of the Company's shares and these shares have been cancelled by resolution of the Company's Board of Directors. All of the Company's shares were returned.

NOTE 9 - TRADEMARK

As described in Note 8, on August 14, 1998, the Company purchased all of the outstanding shares of LMC, a magazine publishing business, and the trademarks "Millionaire" and "Billionaire" (the "Trademarks"). In consideration for the purchase, the Company issued a note payable in the amount of $1,674,595 to the sellers (see Note 11). As part of the transaction, the Company formed LMPI to hold the Trademarks. The sellers of LMC and the trademarks were granted a security interest in the Trademarks and the stock of LMPI to secure the performance of the note payable. The sole event of default under the terms of the note is failure to make scheduled payments on time. As of June 30, 2000, all payments due under the note were current with the next scheduled payment due August 14, 2000.

On June 30, 2000, the Company was notified that the sellers had seized the stock of LMPI and cancelled all agreements that provided the Company with the rights to use the Trademarks based on the seller's claim that the Company was not adequately protecting the "Millionaire" trademark. The Company maintains that the only basis for the sellers to enforce their security interest was failure to make scheduled payments on the note. The Company's management and legal counsel believed that the actions of the sellers were illegal and occurred without regard to the binding agreements between the Company and the sellers that detailed the ownership and usage of the trademarks. The Company initiated legal action against the sellers on August 31, 2000, intended to affirm the Company's ownership of Trademarks and to recover damages caused as a result of the sellers actions.

F20

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 9 - TRADEMARK (Continued)

Because of the Sellers' actions, the note payment due on August 14, 2000, was not made. The Sellers made no demands for payment, but the Company had not obtained release from the note obligation either from the Sellers or by legal action. During August 2000, in order to insure that publication of the Company's magazine was not interrupted and to protect advertisers, vendors, distributors and other suppliers from claims of trademark infringement, the Company decided to change the name of its magazine from "Millionaire" to "Opulence". The Company ceased amortization of the trademarks during August 2000, upon the change of magazine names. As a result of the decision to change the name of the magazine, the Trademarks were deemed to be impaired assets and the carrying value of $1,089,553 was written off (see Note 18). During 2001, the Company entered into a settlement with the sellers (see Note 20).

NOTE 10 - NOTE PAYABLE

The note payable balance totaling $7,812 as of December 31, 2000 and 1999, consisted of a note payable to a finance company. The note accrues interest at a rate 9% per annum, is unsecured and was payable in full by February 18, 1999. There were no loan covenants associated with the note. As of December 31, 2000 and 1999, the Company was in a dispute with the creditor and currently was in default of the loan. Interest is still being accrued on this loan and is included in accounts payable and accrued expenses.

NOTE 11 - LONG-TERM DEBT

As described in Notes 8 and 9, the Company's wholly owned subsidiary LMAC, purchased the trademarks and all of the outstanding shares of LMC. As part of the purchase price of the trademarks, LMAC entered into a long-term debt agreement with the shareholders of LMC. The long-term debt consisted of an initial balance of $1,674,595, of which $300,000 was paid prior to closing the acquisition of LMC.

The long-term debt was secured by the trademarks "Millionaire" and "Billionaire". There were no covenants associated with this long-term debt. As of December 31, 1999, the remaining principal portion of the long-term debt, totaling $1,287,071, with interest at the rate of 6% per annum, is due in annual installments of principal and accrued interest on the anniversary date of the note.

As of December 31, 2000, this long-term debt of $1,287,071 and accrued interest of $77,224 was forgiven as a result of a settlement agreement entered into with the sellers of LMC who seized the shares of LMPI. See Notes 9 and 20 for settlement on Trademark litigation and Note 19 for gain on Trademark settlement.

F21

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 12 - CONVERTIBLE DEBT

On January 24, 2000, the Company entered into two separate unsecured promissory notes payable. Both notes payable have substantially the same terms and totaled $1,750,000. The notes payable were received from current shareholders of the Company. The notes bear interest at a rate of 7% per annum. There are no required principal or interest payments on the notes until their maturities on January 24, 2001. The notes are convertible, at the option of the holders, to shares of common stock of the Company at any time prior to January 24, 2001 at a price of $1.25 per share. The excess of the aggregate fair value of common stock that the holder received upon issuance of the promissory notes approximated $1,302,000. This amount was recorded as interest expense during the year ended December 31, 2000. Subsequent to December 31, 2000, the Company defaulted on payment of this note (see Note 20).

On June 29, 2000, the Company entered into three separate unsecured promissory notes payable. The notes payable have substantially the same terms and totaled $150,000. The notes payable were received from current shareholders of the Company. The notes bear interest at a rate of 7% per annum. There are no required principal or interest payments on the notes until their maturities on December 29, 2000. The notes are convertible, at the option of the holders, to shares of common stock of the Company at any time prior to December 29, 2000 at a price of $.75 per share. The excess of the aggregate fair value of common stock that the holder received upon issuance of the promissory notes approximated $20,000. This amount was recorded as interest expense during the year ended December 31, 2000. During the year ended December 31, 2000, these convertible notes were converted into 200,000 shares of the Company's common stock.

On August 24, 2000, the Company entered into three separate unsecured promissory notes payable. The notes payable have substantially the same terms and totaled $300,000. The notes payable were received from current shareholders of the Company. The notes bear interest at a rate of 7% per annum. There are no required principal or interest payments on the notes until their maturities on December 24, 2000. The notes are convertible, at the option of the holders, to shares of common stock of the Company at any time prior to December 24, 2000 at a price of $.35 per share. The excess of the aggregate fair value of common stock that the holder received upon issuance of the promissory notes amounted to $85,714. This amount was recorded as interest expense during the year ended December 31, 2000. During the year ended December 31, 2000, these convertible notes were converted into 857,142 shares of the Company's common stock.

During 2000, the Company entered into an unsecured promissory note payable. The note payable totaled $45,000. The note payable was received from a current shareholder of the Company. The notes bear interest at the rate of 7% per annum. There are no required principal or interest payments on the note until it matures during June 2001. The note is convertible, at the option of the holder, to shares of common stock of the Company at maturity at the market price of the stock. During the year ended December 31, 2000, $10,000 of this note was repaid.

F22

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 13 - COMMITMENTS AND CONTINGENCIES

a) Litigation

In addition to the litigation described in Note 9, the Company is party to claims and lawsuits, either as plaintiff or defendant, arising in the normal course of operations involving alleged violations of non-compete covenants, disagreements with its former employees, breach of contract and nonpayment for legal services. Management is of the opinion that these claims and lawsuits will not have a material effect on the financial position of the Company. The Company believes these claims and lawsuits should not exceed $800,000 and, accordingly, has established a reserve included in accounts payable and accrued expenses.

The following are legal proceedings involving the Company and include, but may not be limited to:

i) St. Ives, Inc. v. Millionaire. com.

The plaintiff, Millionaire magazine's former printer, brought an action against Millioniare.com alleging that amounts were due under certain printing bills. The plaintiff seeked $552,984. Millionaire.com counterclaimed, alleging that the printer caused substantial problems on numerous occasions and requests an offset of damages in excess of such amount. This case was pending in Broward County, Florida. The Company accrued these costs in accounts payable and accrued expense as of December 31, 1999.

On February 16, 2000, the Company settled its legal proceedings with St.Ives, Inc. The settlement called for total payments by the Company to St. Ives, Inc. in the amount of $375,000. The Company made a $250,000 payment on March 1, 2000 and, beginning May 2000, made $25,000 payments on approximately the fifteenth day of each of the following five months. If the Company failed to make any scheduled payment by its due date, the Company would have been liable for a total indebtedness of $600,000 less any previously remitted payments. As of December 31, 2000, all payments were made and the Company was relieved from any further obligation.

ii) Annelise Kolde, et al v. Millionaire.com.

Kolde, a former independent contractor/salesperson for Millionaire magazine, has sued Millionaire.com for alleged commissions owed and seeks to invoke certain stock options. The plaintiff seeks general damages in an undetermined amount, special damages in an amount exceeding $15,000 punitive damages, pre-judgment and post-judgment interest, pre-judgment garnishment and declaratory relief, injunctive relief, attorneys' fees and other costs as the court deems justified. This case is pending in Kauai, Hawaii. An estimated loss can neither be readily determined nor reasonably probable given the current circumstances of the legal proceeding. Accordingly, no accrual has been made for this litigation. Management cannot determine whether this lawsuit will have a material impact on results of operations, financial position or cash flows.

F23

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

iii) Luxury Media Corp. and Robb Report, Inc. v. Millionaire.com.

Plaintiffs recently brought this action, alleging that Millionaire.com had violated a non- competition covenant and had infringed upon the Robb Report trademark. This case has been settled as of December 31, 2000.

iv) Tieken Design and Creative Services v. Millionaire.com. and Millionaire.com v. Tieken Design and Creative Services.

Plaintiffs brought this action, alleging that they have provided graphic design services for Millionaire.com in the amount of approximately $51,700. Management denies the claim stating that the services provided were defective and not usable. The Company filed a claim against Tieken Design and Creative Services. This case has been settled as of December 31, 2000.

v) Smith Gambrell and Russell v. Millionaire.com.

Plaintiffs brought this action against the Company for failure to pay $90,773 of legal fees. Management denies that Smith Gambrell and Russell are entitled to any amount for legal services and intends to assert a claim for $110,000 for amounts previously paid to Smith Gambrell and Russell. As of December 31, 2000, the Company has accrued $91,000 relating to this action.

vi) Broadus and Associates, Inc. v. Millionsair.com.

Plaintiff was a provider of services to the Company's magazine division and asserted a claim for $53,373. Management denies the claim, but does admit that some amount is due. As of December 31, 2000, management has accrued $40,000 relating to these services.

vii) World Graphics Companies v. Millionaire.com.

Plaintiffs were a provider of services to the Company's magazine division and asserted a claim for $6,233. This claim was settled during 2000.

viii) Earthlink v. Millionaire.com.

Earthlink is a provider of internet services through a mall site agreement dated December 31, 1999. Earthlink claims a total of $75,000 is due for services rendered under this agreement. As of December 31, 2000, $75,000 is accrued for by the Company.

ix) Quebecor World (USA) v. Millionaire.com.

Quebecor was a provider of printing services to the Company's magazine division. They have demanded for payment of $580,000 for these services. As of December 31, 2000, this amount is accrued for by the Company.

F24

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

b) SEC investigation

During March 1999, the Company received a subpoena from the Securities and Exchange Commission in connection with an investigation the SEC had begun into Millionaire.com. The Company provided the SEC with documents in response to the subpoena and some employees provided testimony. Management has cooperated fully with the SEC in this matter. The probability and amount of any additional cost associated with this investigation cannot be reasonably determined given the current circumstances of the matter. Accordingly, no accrual has been made.

c) Proposed Public Offering

In 1999, the Company's Board of Directors approved a future public offering of $12 - $15 million of the Company's common stock. The Company intended to use approximately $2 million of the proceeds to acquire an auction gallery and the remainder for general corporate purposes. The Company previously committed to compensate the investment company for raising a certain amount of new equity capital. The Company was to provide the investment banking firm with approximately 1,050,000 common shares, or 10% of the Company's outstanding common shares, for reaching the stated goals. As of December 31, 1999, no new equity had been raised by this investment banking firm.

During February 2000, the investment banking firm described above was no longer active in any capacity with the Company. The original commitment made to that investment banking firm was renegotiated. During February 2000, the Company agreed to sell 28,000 shares of common stock to the investment banking firm at $1.50 per share. The sale of stock was recorded at estimated fair value, resulting in an expense of approximately $56,000. The Company is currently attempting to engage another investment banking firm to identify and evaluate various financing alternatives, including the proposed public offering of the Company's common stock.

d) Guarantee of Debt

The Company and an officer of the Company have guaranteed a $1,750,000 line of credit which expired on May 31, 2000 (see Note 8b).

e) Advertising Contract

Effective December 30, 1999, the Company entered into an advertising contract with Earthlink Network, Inc. (Earthlink). During the twelve-month term of the contract, Earthlink will provide the Company with graphical and textual links to the Company's internet website. The purpose of the contract is to increase the exposure of the Company and to provide more internet traffic and potential customers to the Company's website. Rent payable to Earthlink for the advertising space is $25,000 monthly. The contract automatically renews for separate one year terms unless terminated by either party.

F25

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

f) Letter of Intent

On December 22, 1999, the Company entered into a Letter of Intent with the shareholders of an auction gallery. The auction gallery (the Acquiree) sells unique collectibles and antiques and is located in New Orleans, Louisiana. The Letter of Intent provided that the Company may purchase 49% of the issued and outstanding capital stock of the Acquiree for $2,000,000 cash and 1.5 million shares of common stock should all the requirements of the Letter of Intent be satisfied. At the closing of the potential acquisition of the initial 49% of common stock, the Company will receive an option to purchase the remainder of the issued and outstanding capital stock of the Acquiree for $2,000,000 and one million shares of common stock. All of the shares of the Company's common stock issued to the Acquiree shall be restricted shares pursuant to Rule 144 of the Securities and Exchange Commission. In order to complete the purchase transaction, the Company was required to meet various legal and financial stipulations. The Company did not meet these requirements and the letter of intent was rescinded.

g) The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

	Operating Leases	Capital Leases
2001	$ 120,586	$ 6,209
2002	73,943	5,322
2003	73,943	5,322
2004	22,772	3,104
2005	22,772	-
2006 and thereafter	62,623	_______-
Total Minimum Lease Payments	$ 376,639	19,957
Less: Amounts Representing Interest		(2,802)
Present Value of Future Minimum
Lease Payments		17,155
Less: Current Maturities		(4,694)
Total		$ 12,461

Rent expense under operating leases for the years ended December 31, 2000 and 1999 was $350,583 and $367,446, respectively.

Fixed assets under capital leases totaled $21,164 with related accumulated depreciation of $4,328 as of December 31, 2000.

F26

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

 NOTE 14 - STOCKHOLDERS' EQUITY

The Company has two types of stock:

Common Stock

Common stock consists of 50,000,000 shares of authorized $.001 par value common stock of which 10,164,237 and 8,615,095 were outstanding at December 31, 2000 and 1999, respectively. The amounts are adjusted for a 3 for 1 forward split and a change in par value from $1.00 per share to $.001 per share during 1998.

Preferred Stock

Preferred stock consists of 5,000,000 shares of authorized $.001 par value preferred stock. As of December 31, 2000 and 1999 there were no issued or outstanding shares of preferred stock.

Certain Stock Transactions for the Year Ended December 31, 2000

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

  The Company issued 28,000 shares of common stock with a fair market value of $1.50 per share for $42,000.

  The Company also entered into promissory notes with beneficial conversion features. These transactions increased additional paid-in capital by $1,302,000.

  The Company issued 1,057,142 shares of common stock for debt (see Note 12).

  On December 15, 2000, 126,000 stock options vested. The stock options were granted with an exercise price of $1.00 per share. The fair value on the date of grant was determined to be $4.00 per share as determined by the opening market price on December 16, 1998, the date that the Company's common stock began trading on the OTCBB. Accordingly, $378,000 of compensation expense and additional paid-in capital was recorded during 1999.

  On December 15, 2000, the Company's Board of Directors voted to issue common stock in exchange for all vested stock options as of December 31, 2000. This resulted in 344,000 shares of common stock issued for $541,740 of compensation expense.

F27

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 14 - STOCKHOLDERS' EQUITY (Continued)

Certain Stock Transactions for the Year Ended December 31, 1999

  During 1999, the Company issued 600,095 common shares of which 360,000 were issued to unrelated third parties for $1,500,000.

  During 1999, shares were issued in exchange for various services. The Company values the shares issued at fair value of the shares or the fair value of the consideration provided to the Company, whichever is more readily measurable. In all cases, the fair value of the shares was more readily measurable. The Company issued 15,000 shares to a finance company as an inducement to extend credit to the Company which resulted in $45,000 of expense. The Company also issued 50,000 shares to an investor relations firm which resulted in $475,000 of expense in recognition for the services. In November of 1999, the Company issued 50,000 shares of common stock as an inducement to employ a new officer for the Company resulting in recognition of $75,000 in compensation expense.

  On December 15, 1999, 170,000 stock options vested. The stock options were granted with an exercise price of $1.00 per share. The fair value on the date of grant was determined to be $4.00 per share as determined by the opening market price on December 16, 1998, the date that the Company's common stock began trading on the OTCBB. Accordingly, $510,000 of compensation expense and additional paid-in capital was recorded during 1999.

Deferred Compensation

On December 15, 1998, 970,000 stock options were granted at an exercise price of $1.00 and the fair value was determined to be $4.00. The total potential compensation expense that may be recognized in the Company's financial statements is $2,910,000. The stock options vest over a five-year period. During the years ended December 31, 2000 and 1999, the Company recognized compensation expense of $378,000 and $510,000, respectively, along with a corresponding reduction of additional paid-in capital. This resulted from the ratable recognition of compensatory stock options expense. The Company removed $468,000 and $420,000 of forfeited deferred compensation and additional paid-in capital during the years ended December 31, 2000 and 1999, respectively (see Note 15).

NOTE 15 - STOCK OPTION PLAN

The Board of Directors has adopted and the stockholders of the Company approved a Stock Option Plan ("the Plan"). The Plan is accounted for under APB Opinion 25 and related interpretations. The Plan provides for the issuance up to an aggregate of 1,500,000 shares of Common Stock. The Company has reserved 1,500,000 shares of common stock for issuance under the Plan. The option exercise price will be the average market price on the day the option is granted. However, the exercise price for a ten percent or greater owner of the combined voting power of all classes of stock shall not be less than 110% of the average market price on the day the option is granted.

F28

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 15 - STOCK OPTION PLAN (Continued)

Options currently outstanding vest 20% on the first anniversary of the grant date and 20% shall vest every year thereafter contingent upon continued employment and expire five years from the grant date. The Company uses the intrinsic value method in accounting for its stock option plan. For stock options granted to employees with an exercise price below fair market value at the date of grant, compensation expense is recognized ratably as the stock options vest.

On December 15, 1998, 970,000 stock options were granted at an exercise price of $1.00 and the fair value was determined to be $4.00 per share. The total potential compensation expense that may be recognized in the Company's financial statements was $2,910.000. During 1999, 170,000 stock options vested resulting in compensation expense of $510,000. During 1999, 140,000 compensatory stock options were forfeited. As of December 31, 1999, 660,000 compensatory stock options with an exercise price below the fair market value at date of grant remained unvested. During 2000, 126,000 stock options vested resulting in compensation expense of $378,000. During 2000, 156,000 compensatory stock options were forfeited. As of December 31, 2000, 378,000 compensatory stock options with an exercise price below the fair market value at date of grant remained unvested. These 378,000 unvested compensatory stock options represented a total potential compensation expense of $1,134,000 that may be recognized in the Company's future financial statements. Compensation expense of $3.00 per stock option will be recognized ratably over the vesting period.

The 430,000 and 310,000 stock options granted during the years ended December 31, 2000 and 1999, were granted at fair market value as determined by quoted market prices. No compensation expense was recognized for the fair value of these stock options. Had compensation cost for the Company's stock options granted at fair market value been determined based on the fair value of the stock options at the grant date, the Company's net loss and net loss per share would have resulted in the pro forma amounts indicated below:

		2000	1999
Net Loss:	As reported	$(6,158,631)	$(6,284,231)
	Pro forma	$(6,158,631)	$(6,454,231)
Net Loss per common share:	As reported	$(0.68)	$(0.73)
	Pro forma	$(0.68)	$(0.75)

F29

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 15 - STOCK OPTION PLAN (Continued)

The fair value of each option grant is estimated on the date of grant using the fair value method with the following weighted-average assumptions used for grants in 2000 and 1999:

  no expected dividend yield for either year;

  expected risk-free interest rate of 6.25% for 2000 and 6.25% for 1999;

  expected volatility of 138% for 2000 and 300% for 1999; and

  expected life of 5.0 years with no expected forfeitures for either year.

A summary of the status of the Company's fixed stock option plan as of December 31, 2000 and 1999 and changes during the year ended is presented below:

	2000	2000	1999	1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,140,000	$ 1.28	970,000	$ 1.00
Granted	430,000	1.50	310,000	2.13
Exercised	(344,000)	(1.57)	-	-
Expired	-	-	-	-
Forfeited	(606,000)	(1.58)	(140,000)	1.00
Outstanding at end of year	620,000	$ 2.29	1,140,000	$ 1.28
Options exercisable at year end	-	-	170,000	$ 1.00
Weighted-average fair value of options granted		$ 2.18		$ 3.56

NOTE 16- INCOME TAXES

The components of the provision for income taxes are as follows:

	December 31, 2000	December 31, 1999
Current Tax Expense:
U.S. Federal	$_______-	$_______-
State and Local	_______-	________-
Total Current	$_______-	$________-

F30

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

 NOTE 16- INCOME TAXES (Continued)

	December 31, 2000	December 31, 1999
Deferred Tax Expense:
U.S. Federal	$ -	$ -
State and Local	-	-
Total Deferred	-	-
Total Tax Provision (Benefit) from Continuing Operations	$_________-	$__________-
Deferred tax assets:
Loss carryforwards	$3,500,000	$2,015,889
Less valuation allowance	(3,500,000)	(2,015,889)
Net Deferred tax assets	$_________-	$__________-

At December 31, 2000 and 1999, the Company's deferred tax assets consisted mainly of net carryforward losses of approximately $3,500,000 and $2,015,889, respectively. Because of the current uncertainty of realizing the benefit of the tax carryforwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforwards depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

The Company experienced a change in control, as defined under Section 382 of the Internal Revenue Code during calendar year 1998. As a result, approximately $750,000 of tax loss carryforwards will be limited to annual utilization amounts. None of these limited carryforwards have been reflected above.

The income tax provisions for the years ended December 31, 2000 and 1999 differ from the amount determined by applying the applicable U.S. statutory federal income tax rate to pretax results of operations. This difference is a result of applying valuation allowances against the deferred tax assets.

NOTE 17 - SEGMENT INFORMATION

During the years ending December 31, 2000 and 1999, the Company operated in two principal industries: Magazine and auction operations.

F31

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

 NOTE 17 - SEGMENT INFORMATION (Continued)

The accounting policies used to develop segment information correspond to those described in the summary of accounting policies. In addition, the Company does not allocate certain corporate expenses to its segments. Segment profit or loss is based on profit or loss from operations before income taxes. There were no sales or transfers between segments. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems.

As of December 31, 2000, Auction operations have been discontinued, therefore Auction operations is shown in discontinued operations on the statement of operations.

As of December 31, 2000, the Company had also derived revenue from internet advertising. Revenue from internet advertising has been deemed immaterial for segment reporting as of December 31, 2000 and 1999.

Geographic Information

Operations and sales are currently concentrated in the southeast United States.

NOTE 18 - GAIN ON TRADEMARK SETTLEMENT

As discussed in Notes 8, 9, 11 and 20, the Company entered into a settlement agreement with the sellers of the LMC, whereby the Company agreed to transfer the trademarks, the "Millionaire" and the "Billionaire" to the sellers in exchange for the cancellation of the related outstanding note. As a result of the settlement, the Company recognized a gain on trademark settlement as follows:

Transfer and Impairment of Goodwill and Trademarks

Transfer and Impairment of Goodwill and Trademarks
Trademark, net	$ 1,060,576
Goodwill, net	28,997
Total assets impaired	1,089,573
Cancellation of Note and Related Interest
Principal due on note	1,287,071
Accrued interest	77,224
Total cancellation of note and related interest	1,364,295
Gain on trademark settlement	$ 274,722

F32

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

 NOTE 19 - DISCONTINUED OPERATIONS

Discontinued operations relate to the Company discontinuing its auction house operations during December 31, 2000. Loss on discontinued operations is as follows:

For the Year Ended

	December 31, 2000	December 31, 1999
Auction income	$ 589,438	$ 565,230
Costs of sales	(728,758)	(651,811)
Gross profit	(139,320)	(86,581)
Selling, general and administrative and other expenses	(618,260)	(1,115,149)
Loss on discontinued operations	$ (757,580)	$(1,201,730)

As of December 31, 2000, the Company is still pursuing the auction of inventory and equipment. The Company will sell off the inventory at cost and utilize the equipment.

NOTE 20 - SUBSEQUENT EVENTS

On February 1, 2001, the Company and the Sellers entered into a settlement agreement related to the trademark litigation described in Note 9. Under the terms of the agreement, the Company agreed to transfer the Trademarks, the "Millionaire" and "Billionaire" trade names and certain Internet domain names to the Sellers in exchange for cancellation of the outstanding note balance of $1,287,071. The current Internet websites will maintain links to the Company's new sites for a period of one year. The Company expects to complete the transition to a new corporate name within six months. Since the Company previously changed the name of its magazine, management does not expect the name changes resulting from the settlement to have a significant impact on operations.

F33