Form 10QSB
period 2001-03-31
MILLIONAIRE COM
filed 2001-05-16
CIK 1079916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended -      March 31, 2001
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission File Number - 000-28601

MILLIONAIRE.COM INC.
(Exact name of small business issuer as specified in its charter)

Nevada          23-2970840
(State or other jurisdiction of (IRS Employer Identification No.)
incorporation or organization)

       18 Plantation Park Drive, Bluffton, South Carolina 29910
(Address of principal executive offices)

    (843)757-6600
(Issuer's telephone number)

(Former name, former address and former fiscal
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ✓     No      .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes         No      .

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 15, 2001:   10,164,237 shares $.01 par value common stock.

Transitional Small Business Disclosure Format (check one) Yes        No   ✓    .

FORM 10-QSB

MILLIONAIRE.COM AND SUBSIDIARIES

TABLE OF CONTENTS
Page
PART I. Financial Information
Item 1. Financial Statements	3 - 28
Item 2. Management's Discussion and Analysis or Plan of Operation	29 - 34
PART II. OTHER INFORMATION	35
SIGNATURES	35

MILLIONAIRE.COM AND SUBSIDIARIES
FINANCIAL STATEMENTS
MARCH 31, 2001

INDEX

PAGE

Consolidated Balance Sheets	4 - 5

Consolidated Statements of Operations	6 - 7

Consolidated Statement of Stockholders' Deficiency	8

Consolidated Statements of Cash Flows	9 - 10

Notes to Consolidated Financial Statements	11 - 28

MILLIONAIRE.COM AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2001 (Unaudited)	December 31, 2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ -	$ 5,455
Accounts receivable, net of allowance for doubtful accounts of $185,018 and $284,472	82,983	161,879
Factored receivables, net of allowance for doubtful accounts of $10,000 and $122,392	35,270	201,642
Inventory	160,066	172,727
Employee and related party advances	___78,286	___50,993
Total current assets	356,605	592,696
Property and equipment, net of accumulated depreciation of $107,497 and $69,497	151,256	188,896
Software, net of accumulated depreciation of $148,763 and $123,263	107,528	133,028
Other assets	___31,109	___31,109
TOTAL ASSETS	$646,498	$945,729

The accompanying notes are an integral part of the consolidated financial statement.

MILLIONAIRE.COM AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY	March 31, 2001 (Unaudited)	December 31, 2000
CURRENT LIABILITIES
Bank overdraft Accounts payable and accrued expenses Due to related parties Due to factor Deferred revenue Notes payable Convertible debt Capital lease obligation, current portion	$ 110,645 2,224,199 120,734 38,440 236,473 7,812 1,864,500 _____4,694	$ - 2,093,573 92,534 118,682 231,109 7,812 1,785,000 ____4,694
Total current liabilities	4,607,497	4,333,404
Capital lease obligation - non current	____12,461	__12,461
Total liabilities	4,619,958	4,345,865
Commitments and contingencies	-	-
STOCKHOLDERS' DEFICIENCY

Preferred stock - $0.001 par value; 5,000,000
shares authorized; non issued and outstanding
Common stock - $0.001 par value; 50,000,000
shares authorized; 10,164,237
issued and outstanding
Additional paid-in capital
Deferred compensation
Accumulated deficit
Total stockholders' deficiency

	- 10,164 10,797,865 (938,400) (13,843,089) (3,973,460)	- 10,164 10,905,865 (1,134,000) (13,182,165) (3,400,136)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$646,498	$945,729

The accompanying notes are an integral part of the consolidated financial statement.

MILLIONAIRE.COM AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended _______March 31,_______ 2001 2000 (Unaudited)
NET SALES Magazine sales Advertising sales Internet sales	$41,259 76,123 38,008	$73,485 590,246 _______-
Total net sales	155,390	663,731
COST OF GOODS SOLD Publishing costs Internet cost of sales	116,708 __23,877	368,644 ______-
Total cost of goods sold	140,585	368,644
GROSS PROFIT	__14,805	__295,087

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES

Salary and employee benefits
Selling and marketing expenses
Professional fees
Depreciation and amortization expense
Rent expense
Bad debt expense
Other general and administrative expenses

	392,410 24,045 105,059 63,500 22,353 2,680 __53,293	371,495 448,207 256,938 114,016 27,274 100,000 __662,805
Total selling, general and administrative expenses	__663,340	1,980,735
LOSS FROM OPERATIONS	(648,535)	(1,685,648)

The accompanying notes are an integral part of the consolidated financial statement.

MILLIONAIRE.COM AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

	For The Three Months Ended _______March 31,_______ 2001 2000 (Unaudited)
OTHER INCOME (EXPENSE) Interest income Interest expense Stock issuance expense Other income Total other income (expense), net	641 (31,500) - __18,470 __(12,389)	7,741 - (1,358,526) __26,544 (1,324,241)
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(660,924)	(3,009,889)
PROVISION FOR INCOME TAXES	_______-	_________-
LOSS FROM CONTINUING OPERATIONS	(660,924)	(3,009,889)
DISCONTINUED OPERATIONS Discontinuation of auction house, net of taxes	________-	(266,824)
NET LOSS	$(660,924)	$(3,276,713)
LOSS PER SHARE BASIC AND DILUTED CONTINUING OPERATIONS	$(0.07)	$(0.34)
DISCONTINUED OPERATIONS	_____(0.00)	______(0.04)
NET LOSS	$(0.07)	$(0.38)

The accompanying notes are an integral part of the consolidated financial statement.

MILLIONAIRE.COM AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

FOR THE YEARS ENDED MARCH 31, 2001

	____Common Stock______ Shares Amount		Additional Paid-In __Capital__	Deferred Compensation	Accumulated __Deficit__	Total Stockholders' Deficiency
Balance at December 31, 1999	8,615,095	$8,615	$8,513,960	$(1,980,000)	$(7,023,534)	$(480,959)
Issuance of common stock for cash and services	120,000	120	419,880	-	-	420,000
Issuance of convertible debt	-	-	1,302,000	-	-	1,302,000
Issuance of convertible debt	-	-	20,000	-	-	20,000
Issuance of convertible debt	-	-	85,714	-	-	85,714
Issuance of common stock for cash	28,000	28	41,972	-	-	42,000
Issuance of common stock for conversion of debt	1,057,142	1,057	448,943	-	-	450,000
Issuance of common stock for exercise of stock options	344,000	344	541,396	-	-	541,740
Compensation expense	-	-	-	378,000	-	378,000
Forfeiture of compensatory stock options	-	-	(468,000)	468,000	-	-
Net loss	__________-	_________-	_________-	_________-	(6,158,631)	(6,158,631)
Balance at December 31, 2000	10,164,237	10,164	10,905,865	(1,134,000)	(13,182,165)	(3,400,136)
Compensation expense	-	-	-	87,600	-	87,600
Forfeiture of compensatory stock options	-	-	(108,000)	108,000	-	-
Net loss (unaudited)	_________-	_________-	_________-	_________-	(660,924)	(660,924)
Balance at March 31, 2001 (unaudited)	10,164,237	$10,164	$10,797,865	$(938,400)	$(13,843,089)	$(3,973,460)

The accompanying notes are an integral part of the consolidated financial statement.

MILLIONAIRE.COM AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Three Months Ended _______March 31,_______ 2001 2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization expense
Interest expense
Issuance of stock for services rendered
Issuance of common stock for exercise of stock options
Vesting of compensatory stock options
Bad debt expense (recovery)
Changes in certain assets and liabilities:
(Increase) decrease in accounts receivable
(Increase) decrease in factor receivables
(Increase) decrease in inventory
(Increase) decrease in employee and related party advances
(Increase) decrease in other assets
Increase in bank overdraft
Increase in accounts payable and accrued expenses
Increase in due to factor
Decrease in deferred revenue

Total cash (used in) provided by operating activities

	$(660,924) 63,500 - - - 87,600 - 78,896 166,372 12,661 (27,293) - 110,645 130,626 (80,242 ____5,364 (112,795)	$(3,276,713) 114,016 1,302,000 270,000 99,000 - (100,000) - 275,859 - 37,179 - 101,804 - (120,572) - ___31,856 (1,265,571)
CASH FLOWS FROM INVESTING ACTIVITIES Increase in property and equipment Increase in software (Purchase) maturity of certificate of deposit Total cash (used in) provided by investing activities	(360) - _______- ____(360)	- (89,485) 253,198 __163,713

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt
Increase (decrease) in due to related parties
Repayment of long-term debt
Proceeds from sale of common stock
Total cash provided by financing activities
Net increase in cash and cash equivalents

	79,500 28,200 - _______- 107,700 (5,455)	1,750,000 (280,072) (756) __192,000 1,661,172 559,314
Cash and cash equivalents - beginning Cash and cash equivalents - ending	____5,455 $_______-	___19,554 $578,868

The accompanying notes are an integral part of the consolidated financial statement.

MILLIONAIRE.COM AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

MARCH 31, 2001

For The Three Months Ended _______March 31,_______ 2001 2000
CASH PAID DURING THE YEAR FOR: Interest expense Income taxes	$_______- $_______-	$__56,526 $_______-

NON CASH FINANCING ACTIVITIES:

Three months ended March 31, 2001

  During the three months ended March 31, 2001, 29,200 compensatory stock options vested. The options have an exercise price of $1.00. At the time of grant, the fair value of common stock was $4.00 per share. The vested stock options resulted in $87,600 in compensation expense during 1999.

  Also, 36,000 compensatory stock options were forfeited with an exercise price of $1.00. At the time of grant, the fair value of common stock was $4.00 per share. The forfeited stock options resulted in $108,000 of deferred compensation expense being reclassed against additional paid-in capital.The Company incurred debt issue costs of $35,000 in relation to their issuance of notes payable.

Three months ended March 31, 2000

  The Company issued 28,000 shares of common stock for services.

  During the three months ended March 31, 2000, 33,000 compensatory stock options vested with an exercise price of $1.00. At the time of grant, the fair value of common stock was $4.00 per share. The vested stock options resulted in $99,000 in compensation expense during the three months ended March 31, 2000.

  During the three months ended March 31, 2000, the Company recognized interest expense totaling $1,358,526 for the issuance of convertible stock (see Note 12).

The accompanying notes are an integral part of the consolidated financial statement.

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

For further information, refer to the consolidated financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2000.

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

      Life Style Media Properties, Inc. ("LMPI"), which was incorporated under the laws of the state of Delaware on August 14, 1998 (see Note 7) ("LMPI").

On December 15, 1998, Charter, a non-operating shell company with no net assets, merged with its wholly owned subsidiary, Millionaire.com, a non-operating Nevada corporation, with Millionaire.com as the surviving company. Simultaneous with the merger, Millionaire.com acquired LMAC, which publishes magazines, including Millionaire and Billionaire magazine (see Note 6). The acquisition of LMAC was in effect a reverse acquisition and was accounted for as a recapitalization of LMAC, with LMAC as the accounting acquirer operating under the name of Millionaire.com.

The financial statement presented include the accounts of LMAC from its inception (June 30, 1998) and that of Millionaire.com from December 15, 1998 to December 31, 2000.

Significant intercompany accounts and transactions have been eliminated in consolidation.

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a) Basis of Presentation (continued)

The accompanying consolidated financial statements have been in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of March 31, 2001, the Company has a working capital deficit of $4,250,892. The Company's loss from operation for the years ended December 31, 2001 were $6,158,631 and $6,284,231, respectively, and the loss from operations for the three months ended March 31, 2001 was $660,924. In addition, the Company is currently involved in various lawsuits for which management is currently unable to determine whether there will be a material impact on its results of operations, financial position or cash flows (see Notes 7 and 11).

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

b) Line of Business

The Company is a magazine publisher. During 1999 and part of 2000, the Company had an auction gallery and was also engaged in the business of buying and selling antiques and other luxury goods (see Note 15).

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

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)Revenue is recognized based upon the accrual method of accounting. Revenue is recorded at the time of the sale, usually upon shipment of the product.

f) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

g) Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. . The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l) Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired and is being amortized on a straight-line method over 5 years. On an ongoing basis, management reviews the valuation and amortization of goodwill to determine possible impairment. The recoverability of goodwill is assessed by determining whether the amortization of goodwill over its remaining life can be recovered through projected undiscounted future cash flows. As of December 31, 2000, goodwill was deemed impaired (see Note 6).

m) Trademarks

Trademarks are stated on the cost basis. Amortization is calculated using the straight-line method over 5 years. Trademarks are periodically reviewed for impairment of carrying amount as compared to the fair value of the assets. In order to measure any impairment the Company evaluated whether there were any events or circumstances that occurred that may have affected the carrying amount of the intangible. Management believes that no such events have occurred as of December 31, 1999. In the event that management determines that a triggering event has occurred, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The future cash flows that would be used are the future cash inflows expected to be generated by the asset less the future cash outflows expected to be necessary to obtain those inflows. When the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss in accordance with SFAS 121 would be recognized. As of December 31, 2000, the balance of trademarks was $-0- (see Note 7)

n) Income Taxes

Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

o) Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative expenses.

p) Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, , factor receivables, inventory, accounts payable and accrued expenses, convertible debt and long-term debt. The carrying amounts of cash, accounts receivable, due from factor and accounts payable and accrued expenses approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of long-term borrowings was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates the carrying amounts as of March 31, 2001 and 2000.

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

r) Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2001 and 2000, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

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

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

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

The shares used in the computation of loss per share, were as follows:

_____March 31,_______ 2001 2000
Basic Diluted	10,164,237 10,164,237	8,736,677 8,736,677

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

NOTE 2 - FACTORING OF ACCOUNTS RECEIVABLE

On March 8, 2000, the Company entered into an Agreement to transfer certain accounts receivable with recourse to a funding company. The funding company will advance 85% of the advertising invoices on all approved accounts. This agreement remains in effect for one year and may be extended at the option of the funding company. As of March 31, 2001 and December 31, 2000, there were $45,270 and $324,034 receivables being factored with recourse, respectively. There is an allowance set up totaling $10,000 and $122,392, and a balance payable to the factor totaling $38,440 and $118,682 for advances received less certain fees.

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

NOTE 3 - INVENTORY

Inventory is summarized as follows:

	March 31, ___2001___	December 31, ___2000___
Antiques and other luxury goods Less: inventory reserve Inventory, net	$170,066 (10,000) $160,066	$372,727 (200,000) $172,727

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company had various related party transactions with officers and employees. Related party receivables and payables are as follows:

Employee and related party advances

	March 31, ___2001___	December 31, ___2000___
Employee advances - magazine Employee advances - internet Total due from related parties	$ 38,900 39,386 $78,286	$21,389 29,604 $50,993

These advances to the Company are payable on demand, unsecured and non-interest bearing.

Due to related parties

	March 31, ___2001___	December 31, ___2000___
Due to President Due to Vice-President Total due to related parties	$88,177 32,557 $120,734	$69,977 22,557 $92,534

NOTE 5 - PROPERTY AND EQUIPMENT

Property and Equipment is summarized as follows:

	March 31, ___2001___	December 31, ___2000___
Office equipment Auction equipment and improvements Furniture and fixtures Leasehold improvements Less: accumulated depreciation and amortization Property and equipment, net	$108,401 48,227 67,322 __34,803 258,753 (107,497) $151,256	$108,041 48,227 67,322 34,803 258,393 (69,497) $188,896

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

NOTE 5 - PROPERTY AND EQUIPMENT (Continued)

Depreciation and amortization expense for the three months ended March 31, 2001 and 2000, was $63,500 and $114,016, respectively.

NOTE 6 - GOODWILL/ACQUISITIONS AND MERGERS

a) Life Style Media Corporation

On August 14, 1998, LMAC purchased all of the outstanding common shares of Life Style Media Corporation ("LMC") and the trademarks Millionaire and Billionaire. This transaction was accounted for as a purchase business combination. LMC was a corporation which originally published the Millionaire and Billionaire magazines.

The purchase price of LMC was $1,674,595. The purchase price was paid with long-term debt and initial cash payment of $300,000, as described in Note 7, and 200 shares of LMAC. In the purchase of LMC by LMAC, the excess of the liabilities over assets assumed amounted to $45,749 which was allocated to goodwill and amortized on a straight-line method over a 5-year period. There were no contingent payments, options or commitments specified in the acquisition agreement.

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

As described more fully in Notes 7 and 9, the Company was in litigation with LMC over the use of the trademarks as of December 31, 2000. The Company ceased amortization of goodwill during August 2000. The stock of LMPI was seized by the seller or LMC. As of December 31, 2000, goodwill totaling $28,997 was deemed impaired and offset against the forgiveness of debt (see Note 14).

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

NOTE 7 - TRADEMARK

As described in Note 6, on August 14, 1998, the Company purchased all of the outstanding shares of LMC, a magazine publishing business, and the trademarks "Millionaire" and "Billionaire" (the "Trademarks"). In consideration for the purchase, the Company issued a note payable in the amount of $1,674,595 to the sellers (see Note 9). As part of the transaction, the Company formed LMPI to hold the Trademarks. The sellers of LMC and the Trademarks were granted a security interest in the Trademarks and the stock of LMPI to secure the performance of the note payable. The sole event of default under the terms of the note is failure to make scheduled payments on time. As of June 30, 2000, all payments due under the note were current with the next scheduled payment due August 14, 2000.

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

During August 2000, in order to insure that publication of the Company's magazine was not interrupted and to protect advertisers, vendors, distributors and other suppliers from claims of trademark infringement, the Company decided to change the name of its magazine from "Millionaire" to "Opulence". The Company ceased amortization of the trademarks during August 2000, upon the change of magazine names. As a result of the decision to change the name of the magazine, the Trademarks were deemed to be impaired assets and the carrying value of $1,089,553 was written off (see Note 14).

On February 1, 2001, the Company and the Sellers entered into a settlement agreement related to the trademark litigation. Under the terms of the agreement, the Company agreed to transfer the Trademarks, the "Millionaire" and "Billionaire" trade names and certain Internet domain names to the Sellers in exchange for cancellation of the outstanding note balance of $1,287,071. The current Internet websites will maintain links to the Company's new sites for a period of one year. The Company expects to complete the transition to a new corporate name within six months. Since the Company previously changed the name of its magazine, management does not expect the name changes resulting from the settlement to have a significant impact on operations.

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

NOTE 8 - NOTES PAYABLE

The note payable balance as of March 31, 2001 and 2000, consisted of a note payable to a finance company in the amount of $7,812. The note accrues interest at a rate 9% per annum, is unsecured and was payable in full by February 18, 1999. There were no loan covenants associated with the note. As of March 31, 2001 and December 31, 2000, the Company was in a dispute with the creditor and currently was in default of the loan. Interest is still being accrued on this loan and is included in accounts payable and accrued expenses.

NOTE 9 - LONG-TERM DEBT

As described in Notes 6 and 7, the Company's wholly owned subsidiary LMAC, purchased the trademarks and all of the outstanding shares of LMC. As part of the purchase price of the trademarks, LMAC entered into a long-term debt agreement with the shareholders of LMC. The long-term debt consisted of an initial balance of $1,674,595, of which $300,000 was paid prior to closing the acquisition of LMC.

The long-term debt was secured by the trademarks "Millionaire" and "Billionaire". There were no covenants associated with this long-term debt. As of December 31, 1999, the remaining principal portion of the long-term debt, totaling $1,287,071, with interest at the rate of 6% per annum, due in annual installments of principal and accrued interest on the anniversary date of the note.

As of December 31, 2000, this long-term debt of $1,287,071 and accrued interest of $77,224 was forgiven as a result of a settlement agreement entered into with the sellers of LMC who seized the shares of LMPI (see Note 7) for settlement on Trademark litigation and Note 16 for gain on Trademark settlement).

NOTE 10 - CONVERTIBLE DEBT

On January 24, 2000, the Company entered into two separate unsecured promissory notes payable. Both notes payable have substantially the same terms and totaled $1,750,000. The notes payable were received from current shareholders of the Company. The notes bear interest at a rate of 7% per annum. There are no required principal or interest payments on the notes until their maturities on January 24, 2001. The notes are convertible, at the option of the holders, to shares of common stock of the Company at any time prior to January 24, 2001 at a price of $1.25 per share. The excess of the aggregate fair value of common stock that the holder received upon issuance of the promissory notes approximated $1,302,000. This amount was recorded as interest expense during the year ended December 31, 2000. During the three months ended March 31, 2001, the Company defaulted on payment of this note.

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

NOTE 10 - CONVERTIBLE DEBT (Continued)

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

During the three months ended March 31, 2001, the company received advances totaling $79,500 which bear interest at the rate of 7% per annum. These advances are convertible, at the option of the lender into shares of common stock of the Company at the market price of the stock on the date of conversion.

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

NOTE 11 - COMMITMENTS AND CONTINGENCIES

a) Litigation

In addition to the litigation described in Note 7, the Company is party to claims and lawsuits, either as plaintiff or defendant, arising in the normal course of operations involving alleged violations of non-compete covenants, disagreements with its former employees, breach of contract and nonpayment for legal services. Management is of the opinion that these claims and lawsuits will not have a material effect on the financial position of the Company. The Company believes these claims and lawsuits should not exceed $800,000 and, accordingly, has established a reserve included in accounts payable and accrued expenses.

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

        MILLIONAIRE.COM AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        MARCH 31, 2001

        NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

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

        Smith Gambrell and Russell v. Millionaire.com. Plaintiffs brought this action against the Company for failure to pay $90,773 of legal fees. Management denies that Smith Gambrell and Russell are entitled to any amount for legal services and intends to assert a claim for $110,000 for amounts previously paid to Smith Gambrell and Russell. As of March 31, 2001 and 2000, the Company has accrued $91,000 relating to this action.

        Broadus and Associates, Inc. v. Millionsair.com. Plaintiff was a provider of services to the Company's magazine division and asserted a claim for $53,373. Management denies the claim, but does admit that some amount is due. As of March 31, 2001 and December 31, 2000, management has accrued $40,000 relating to these services.

        World Graphics Companies v. Millionaire.com. Plaintiffs were a provider of services to the Company's magazine division and asserted a claim for $6,233. This claim was settled during 2000.

        Earthlink v. Millionaire.com. Earthlink is a provider of internet services through a mall site agreement dated December 31, 1999. Earthlink claims a total of $75,000 is due for services rendered under this agreement. As of March 31, 2001 and December 31, 2000, $75,000 is accrued for by the Company.

        Quebecor World (USA) v. Millionaire.com. Quebecor was a provider of printing services to the Company's magazine division. They have demanded for payment of $580,000 for these services. As of March 31, 2001 and December 31, 2000, this amount is accrued for by the Company.

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

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

d) Guarantee of Debt

The Company and an officer of the Company have guaranteed a $1,750,000 line of credit which expired on May 31, 2000.

e) Advertising Contract

Effective December 30, 1999, the Company entered into an advertising contract with Earthlink Network, Inc. (Earthlink). During the twelve-month term of the contract, Earthlink will provide the Company with graphical and textual links to the Company's internet website. The purpose of the contract is to increase the exposure of the Company and to provide more internet traffic and potential customers to the Company's website. Rent payable to Earthlink for the advertising space is $25,000 monthly. The contract automatically renews for separate one-year terms unless terminated by either party.

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

f) Letter of Intent

On December 22, 1999, the Company entered into a Letter of Intent with the shareholders of an auction gallery. The auction gallery (the Acquiree) sells unique collectibles and antiques and is located in New Orleans, Louisiana. The Letter of Intent provided that the Company may purchase 49% of the issued and outstanding capital stock of the Acquiree for $2,000,000 cash and 1.5 million shares of common stock should all the requirements of the Letter of Intent be satisfied. At the closing of the potential acquisition of the initial 49% of common stock, the Company will receive an option to purchase the remainder of the issued and outstanding capital stock of the Acquiree for $2,000,000 and one million shares of common stock. All of the shares of the Company's common stock issued to the Acquiree shall be restricted shares pursuant to Rule 144 of the Securities and Exchange Commission. In order to complete the purchase transaction, the Company was required to meet various legal and financial stipulations. The Company did not meet these requirements and the letter of intent was rescinded.The Company leases office space in Dallas, Texas under an operating lease expiring July 31, 2001. Minimum monthly payments under the lease total $4,150.

On March 1, 2000, the Company entered into an operating lease for office space located in New York, New York. Minimum monthly payments under the lease total $1,450.

g) The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

	Operating Leases	Capital Leases
2001 2002 2003 2004 2005 2006 and thereafter Total Minimum Lease Payments Less: Amounts Representing Interest Present Value of Future Minimum Lease Payments Less: Current Maturities Total	$120,589 73,943 73,943 22,772 22,772 __62,623 $376,642	$6,209 5,322 5,322 3,104 - ________- 19,957 (2,802) 17,155 (__4,694) $__12,461

Fixed assets under capital leases totaled $21,164 with related accumulated depreciation of $5,386.

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

NOTE 12 - STOCKHOLDERS' EQUITY

The Company has two types of stock:

Common Stock
Common stock consists of 50,000,000 shares of authorized $.001 par value common stock of which 10,164,237 were outstanding at March 31, 2001 and December 31, 2000, respectively.

Preferred Stock
Preferred stock consists of 5,000,000 shares of authorized $.001 par value preferred stock. As of March 31, 2001 and December 31, 2000, there were no issued or outstanding shares of preferred stock.

Certain Stock for the Year Three Months Ended March 31, 2000

a) The Company issued common stock for services rendered and sold common stock. The issuance of common stock for services and cash payment of $1.25 per share increased common stock and additional paid-in capital by $120 and $419,880, respectively.

b) The Company issued 28,000 shares of common stock with a fair market value of $1.50 per share for $42,000.

c) The Company also entered into promissory notes with beneficial conversion features. These transactions increased additional paid-in capital by $1,302,000.

Deferred Compensation
On December 15, 1998, 970,000 stock options were granted at an exercise price of $1.00 and the fair value was determined to be $4.00. The total potential compensation expense that may be recognized in the Company's financial statements is $2,910,000. The stock options vest over a five-year period. During the three months ended March 31, 2001, the Company recognized compensation expense of $87,600.

The Company recognized $108,000 of forfeited deferred compensation and additional paid-in capital during the three months ended March 31, 2001.

NOTE 13 - SEGMENT INFORMATION

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

As of March 31, 2001 and December 31, 2000, the Company had also derived revenue from internet advertising. Revenue from internet advertising has been deemed immaterial for segment reporting purposes.

Geographic Information

Operations and sales are currently concentrated in the southeast United States.

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

NOTE 14 - GAIN ON TRADEMARK SETTLEMENT

As discussed in Notes 6, 7 and 9, the Company entered into a settlement agreement with the sellers of the LMC, whereby the Company agreed to transfer the trademarks, the "Millionaire" and the "Billionaire" to the sellers in exchange for the cancellation of the related outstanding note. As a result of the settlement, the Company recognized a gain on trademark settlement as follows:

Transfer and Impairment of Goodwill and Trademarks

Trademark, net Goodwill, net Total assets impaired	$1,060,576 ___28,997 $1,089,573

Cancellation of Note and Related Interest

Principal due on note Accrued interest Gain on trademark settlement	$1,287,071 ___77,224 1,364,295 $__274,722

NOTE 15 - DISCONTINUED OPERATIONS

Discontinued operations relate to the Company shutting down its auction house during December 31, 2000. Loss on discontinued operations is as follows:

For the Year Ended December 31, 2000 1999
Auction income Cost of sales Gross profit Selling, general and administrative, and other expenses Loss on discontinued operations	$589,438 (728,758) (139,320) (618,260) $(757,580)	$565,230 (651,811) (86,581) (1,115,149) $(1,201,730)

As of December 31, 2000, the Company is still pursuing the auction of inventory and equipment. The Company will sell off the inventory at cost and utilize the equipment.

PART I-ITEM 2

MLLIONAIRE.COM AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion of our financial condition and results of operations should be read together with the financial statements and the related notes included in another part of this Form 10-QSB and which are deemed to be incorporated into this section as well as the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 2000. This discussion contains forward-looking statements that involve risks and uncertainties.

General

We publish a monthly magazine under the trademark "Opulence" ten to twelve times each year. We operate an e-commerce site at www.opulence.com. We sell fine art, antiques and collectibles through our magazine, website and by consigning rare items to upscale auction houses throughout the United States.

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

Results of Operations

Revenue

Revenues derived from the magazine are generated from the sale of advertising, as well as the sale of the magazines themselves through subscriptions, bookstore distribution and controlled circulation. Revenues are generated by consigning company owned goods to existing non company owned auction houses. We also lease mall space and rent catalog space on our website at www.opulence.com.

Advertising revenues for the three months ended March 31, 2001 and 2000 were $76,123 and $590,246, respectively, representing a decrease of $514,123. Magazine sales for the three months ended March 31, 2001, and 2000 were $41,259 and $73,485, respectively, representing a decrease of $32,226 or 56.1%. Revenues for the Internet were $38,008 for the three months ended March 31, 2001 and non existent during the three months ended March 31, 2000. The decrease in revenues can be attributed to management's reorganization of the business, combining the January -Febtruary issue and attempting to create a subscriber and repeat customer base.

Bad debt expense for the three months ended March 31, 2001 was $2,681 or 1.70% of sales. Bad debt expense for the three months ended March 31, 2000 was $100,000 or 15.0% of sales. Management enlisted a factoring group during 2000 to formalize the credit approval process as well as to collect the accounts for which the reserve was provided.

During the three months ended March 31, 2001, we exchanged magazine advertisements for goods and services with an approximate value of $187,000. These non-monetary transactions have been accounted for under APB Opinion No. 29, Accounting for Non-monetary Transactions and EITF issue No. 93-11, Accounting for Barter Transactions Involving Barter Credits. The non-monetary transactions were accounted for based on the fair value of the goods exchanged. An impairment of the non-monetary asset exchanged is recognized prior to recording the exchange if the fair value of the advertising space exchanged has a fair value greater than the goods or services received. The impairment is measured as the amount by which the carrying amount of the asset exceeds its fair value. Accordingly, the accompanying financial statements reflect only cash transactions.

Sources of Revenue Growth. Beginning with the November 2000 issue of Opulence magazine the company focused our distribution efforts to a select group of 20,000 millionaire, multi millionaire and billionaire clients. This allowed us to decrease printing costs without decreasing page rates. The intent is to deal with a relatively small group of elite buyers who combined have more buying power than the larger audience that we previously directed our distribution efforts. As an additional incentive to our magazine advertisers, they are allowed to advertise on our website at www.opulence.com at a reduced cost of those who advertise on the website alone.

Constraints on Revenue Growth. Delays in the development of our website resulted in less advertisement sales during 2000. Today, with the website complete and continuously evolving, we are able to offer Mall Space to advertisers. The "Space" being rented is in actuality a link to the advertisers site. The advertiser pays $3,800 for the link on an annual basis. 1,700 links are available. For the three months ended March 31, 2001, $38,008 of gross revenue has been generated.

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

Cost of goods sold (exclusive of depreciation and amortization) related to publishing for the three months ended March 31, 2001 was $116,708. or 99.4% of net magazine and advertising sales compared to $368,644 for the three months ended March 31, 2000. The decrease in cost of publishing as a percentage of magazine and advertising sales resulted from the reorganiztion of the company.

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

Selling, General and Administrative Expenses were $663,340 or 4,268% of net sales for the three months ended March 31, 2001 compared to $1,980,735 or 2,984% of net sales for the three months ended March 31, 2000 . The decrease of $1,317,395 resulted mainly from the issuance of Common Stock and Options as compensation during the three months ended March 31 2000.

Other Income, (Expense)

Other income (expense), was $(12,389) and $(1,324,241), for the three months ended March 31, 2001 and March 31, 2000, respectively. Interest income during the three months ended March 31, 2001, was attributed primarily to the interest earned on the cash and certificate of deposits resulting from the cash received from capital raised during 2000.

Interest expense relating to the stated interest rates of our debt was $31,500 for the three months ended March 31, 2001.

Stock issuance expenses of $1,358,526 for the three months ended March 31, 2000, resulted from the issuance of convertible debt at a discounted conversion feature.

Income Taxes

We incurred a net loss of $660,924 for the three months ended March 31, 2001 compared to a net loss of $3,276,713 for the three months ended March 31, 2000. There were no current or deferred provisions for income taxes. At March 31, 2001 and 2000, we had deferred tax assets primarily relating to net operating losses.

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

Discontinued Operations

Discontinued operations relate to the Company shutting down its auction house during December 31, 2000. The auction house held auctions during 2000 and conducted retail sales. The loss from auction operations for the three months ended March 31, 2000 was $266,824.

Liquidity and Capital Resources

Cash Inflows and Outflows

Operating Activities. Net cash used in operating activities amounted to $112,795 for the three months ended March 31, 2001 compared to net cash used in operating activities of $1,265,571 for the three months ended March 31, 2000. The net cash used in operations was primarily attributable to the net losses from operations of $660,924 and $3,276,713 for the respective periods indicated.

Investing Activities. Net cash provided by (used in) investing activities amounted to $(360) and $163,713 for the three months ended March 31, 2001 and March 31, 2000, respectively.

Financing Activities. Our operations have been financed primarily through the sale of common stock in a Section 504, Regulation D offering in 1998 that netted proceeds of approximately $945,000 and a private placement begun in 1998 and completed in January, 2000, that netted proceeds of approximately $4,632,474. As part of the purchase price of the trademarks purchased from Lifestyle Media Corporation, Lifestyle Media Acquisition Corporation entered into a long-term debt agreement with the shareholders of Lifestyle Media Corporation. The initial balance entered into was $1,674,595 of which $300,000 was paid prior to closing. This note had a five year amortization and was secured by the "Millionaire" trademark. There are no operating covenants associated with this debt. On January 24, 2000, we entered into two separate unsecured convertible promissory notes payable in the aggregate amount of $1,750,000. The notes payable were received from two of our current shareholders, who, in aggregate own more than 5% of our outstanding common stock. These notes are in default as January 24, 2001. On June 29, 2000, we entered into three separate unsecured convertible promissory notes payable in the aggregate amount of $195,000. The notes payable were received from three of our current shareholders. $35,000 principal amount is currently outstanding under these notes, $10,000 was repaid and the remaining $150,000 principal amount was converted into shares of our common stock. On August 24, 2000, we entered into 3 separate unsecured promissory notes payable in the aggregate amount of $300,000. The notes payable were received from three of our current shareholders. The amounts due under the notes were converted into shares of our common stock in September 2000. During the three months ended March 31, 2001, the Company received $79,500 additional financing through loans.

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

As described in Note 1, to the accompanying financial statements, there is a doubt as to our ability to continue as a going concern. We have incurred substantial losses for the three months ended March 31, 2001 and the years ended December 31, 2000 (approximately $660,924 and $6,158,631, respectively) and an accumulated deficit of $13,843,089 as of March 31, 2001.

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

PART II. OTHER INFORMATION

 None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits - None

B. Reports on Form 8-K - None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLIONAIRE.COM

(Registrant)

Date: May 15, 2001 By:/s/ Robert L. White
Robert L. White, Chief Executive Officer