Form 10QSB
period 2001-06-30
MILLIONAIRE COM
filed 2001-08-20
CIK 1079916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended - JUNE 30, 2001
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission File Number 000-28601

MILLIONAIRE.COM INC.

(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	23-2970840 (IRS Employer Identification No.)

7 Plantation Park Drive, Bluffton, South Carolina 29910
(Address of principal executive offices)

(843)757-6600
(Issuer's telephone number)

12 Plantation Park Drive, Bluffton, South Carolina 29910
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 17, 2001: 10,164,237 shares $.01 par value common stock.

Transitional Small Business Disclosure Format (check one) Yes No ✓ .

FORM 10-QSB

MILLIONAIRE.COM AND SUBSIDIARIES

TABLE OF CONTENTS

PAGE
PART 1. Financial Information
Item 1. Financial Statement	F1 - F27
Item 2. Management's Discussion and Analysis or Plan of Operation	3 - 8
PART II. Other Information
Item 1. Legal Proceedings	9
Item 2. Defaults Upon Senior Securities	9
Item 3. Exhibits and Reports on Form 8-K	9
SIGNATURES	10

- F1 -

MILLIONAIRE.COM AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2001 (Unaudited)	December 31, 2000
ASSETS
CURRENTS ASSETS
Cash and cash equivalents	$ -	$ 5,455
Accounts receivable, net of allowance for doubtful accounts of $75,000 and $284,472	42,106	161,879
Factored receivables, netof allowance for doubtful accounts of $11,552 and $122,392	65,460	201,642
Inventory	109,435	172,727
Employee and related party advances	89,893	50,993
Total current assets	306,894	592,696
Property and equipment, net of accumulated depreciation of $142,712 and $69,497	115,641	188,896
Software, net of accumulated depreciation of $151,263 and $123,263	94,090	133,028
Other assets	31,109	31,109
TOTAL ASSETS	$ 547,734	$ 945,729

The accompanying notes are an integral part of the consolidated financial statement.

- F2 -

MILLIONAIRE.COM AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
	June 30, 2001 (Unaudited)	December 31, 2000
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENTS LIABILITIES
Bank overdraft	$ 185,695	$ -
Account payable and accrued expenses	2,260,969	2,093,573
Due to related parties	259,343	92,534
Due to factor	65,460	118,682
Deferred revenue	197,000	221,109
Notes payable	7,812	7,812
Convertible debt	1,852,000	1,785,000
Capital lease obligations, current portion	4,700	_____4,694
Total current liabilities	4,832,979	4,333,404
Capital lease obligations - non current	12,300	12,461
Total liabilities	4,845,279	4,345,865
Commitments and contingencies	-	-
STOCKHOLDERS' DEFICIENCY
Preferred stock - $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.01 par value; 50,000,000 shares authorized; 10,164,237 issued and outstanding	10,164	10,164
Additional paid-in capital	10,317,965	10,905,865
Deferred compensation	(491,400)	(1,134,000)
Accummulated deficit	(14,134,274)	(13,182,165)
Total stockholders' deficiency	(4,297,545)	(3,400,136)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$ 547,734	$ 945,729

The accompanying notes are an integral part of the consolidated financial statement.

- F3 -

MILLIONAIRE.COM AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2001 2000		For the Six Months Ended June 30, 2001 2000
NET SALES
Magazine Sales	$ 38,689	$ 114,934	$ 79,948	$ 188,419
Advertising Sales	169,241	1,142,448	245,364	1,732,694
Internet Sales	25,077	1,257,382	63.085	-
Total net sales	233,007	1,257,382	388,397	1,921,113
COST OF GOODS SOLD
Publishing costs	143,675	868,677	260,476	1,582,115
Internet cost of sales	-	-	23,784	-
Total cost of goods sold	143,675	868,677	284,260	-
GROSS PROFIT	89,332	388,705	104,137	338,998
SELLING, GENERAL AND ADMINSTRATIVE EXPENSES
Salary and employee benefits	80,152	305,733	472,562	728,329
Selling and marketing expenses	24,233	118,420	48,278	306,140
Professional fees	35,619	111,205	140,678	508,143
Depreciation and amortization expenses	46,215	118,136	101,215	232,152
Rent expense	19,921	99,012	42,274	196,286
Bad debt expense	(36,577)	-	(33,897)	100,000
Other general and administrative expenses	43,647	59,239	105,440	537,880
Total selling, general and administrative expenses	213,210	761,745	867,550	2,608,930
LOSS FROM OPERATIONS	(123,878)	(423,640)	(772,413)	(2,269,932)

The accompanying notes are an integral part of the consolidated financial statement.

- F4 -

MILLIONAIRE.COM AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(UNAUDITED)

	For the Three Months Ended June 30, 2001 2000		For the Six Months Ended June 30, 2001 2000
OTHER INCOME (EXPENSE)
Interest income	33	446	674	12,207
Interest expense	(31,560)	-	(63,060)	-
Stock issuance expense	-	(228,734)	-	(1,587,260)
Other income	17,810	309	36,280	22,833
Total other income (expense), net	(13,717)	(227,979)	(26,106)	(1,552,220)
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(137,595)	(651,019)	(798,519)	(4,022,152)
PROVISION FOR INCOME TAXES	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(137,595)	(651,019)	(798,519)	(4,022,152)
DISCONTINUED OPERATIONS
Discontinuation of auction houses, net of taxes	113,234	1,948	(153,590)	96,368
NET LOSS	$ (24,361)	$ (649,071)	$ (952,109)	$ (3,925,784)
LOSS PER SHARE BASIC AND DILUTED CONTINUING OPERATIONS	$ ( .01)	$ ( .07)	$ ( .08)	$ ( .46)
DISCONTINUED OPEATIONS	.01	-	( .01)	( .01)
NET LOSS	$ ( .00)	$ ( .07)	$ ( .09)	$ ( .45)

The accompanying notes are an integral part of the consolidated financial statement.

- F5 -

MILLIONAIRE.COM AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

	Common Stock Shares Amount		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders' Deficiency
Balance at December 31, 1999	8,615,095	$ 8,615	$ 8,513,960	$ (1,980,000)	$ (7,023,534)	$ (480,959)
Issuance of common stock for cash and services	120,000	120	419,880	-	-	420,000
Issuance of convertible debt	-	-	1,302,000	-	-	1,302,000
Issuance of convertible debt	-	-	20,000	-	-	20,000
Issuance of convertible debt	-	-	85,714	-	-	85,714
Issuance of common stock for cash	28,000	28	41,972	-	-	42,000
Issuance of common stock for conversion of debt	1,057,142	1,057	448,943	-	-	450,000
Issuance of common stock for exercise of stock options	344,000	344	541,396	-	-	541,740
Compensation expense	-	-	-	378,000	-	378,000
Forfeiture of compensatory stock options	-	-	(468,000)	468,000	-	-
Net loss	-	-	-	-	(6,158,631)	(6,158,631)
Balance at December 31, 2000	10,164,237	10,164	10,905,865	(1,134,000)	(13,182,165)	(3,400,136)
Compensation expense (unaudited)	-	-	-	54,600	-	54,600
Forfeiture of compensatory stock options (unaudited)	-	-	(588,000)	588,000	-	-
Net Loss (unaudited)	-	-	-	-	(952,109)	(952,109)
Balance at June 30, 2001 (unaudited)	10,164,237	10,164	$10,317,965	$ (491,400)	$(11,134,274)	$4,297,545

The accompanying notes are an integral part of the consolidated financial statement.

- F6 -

MILLIONAIRE.COM AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For The Six Months Ended June 30, 2001 2000
CASH FLOW FROM OPERATING ACTIVITIES Net loss	$ (952,109)	$ (3,925,784)

  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization expense
      Interest expense
      Issuance of common stock for services rendered
      Issuance of common stock for exercise of stock options
      Vesting of compensatory stock options
      Bad debt expense (recovery)

	101,215 - - - 54,700 -	232,152 1,322,000 270,000 209,000 - 100,000

  Changes in certain assets and liabilities:
    (Increase) decrease in accounts receivable
    (Increase) decrease in factor receivables
    (Increase) decrease in inventory
    (Increase) decrease in employee and related party advances
    (Increase) decrease in prepaid expenses and other current assets

    Increase in accounts payable and accrued expenses
    Decrease in due to factor

	119,773 136,182 63,292 (38,900) - 167,396 (53,222)	(91,344) - 55,387 - 36,929 (256,073) -
Decrease in deferred revenue	(34,109)	69,564
Total cash (used in) provided by operating activities	(435,782)	(1,978,169)
CASH FLOWS FROM INVESTING ACTIVITIES Increase in software	10,978	(99,747)
(Purchase) maturity of certificate of deposit	-	253,198
Total cash (used in) provided by investing activities	10,978	153,451
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in bank overdraft	185,695	-
Proceeds from convertible debt	67,000	1,900,000
Repayment of notes payable	-	-
Increase (decrease) in due to related parties	166,809	(100,099)
Repayment of long-term debt		-
Proceeds from convertible debt, converted		-
Decrease in capital lease obligation	(155)	(1,331)
Proceeds sale of common stock		192,000
Total cash provided by financing activities	419,349	1,990,570
Net increase in cash and cash equivalents	(5,455)	165,852
Cash and cash equivalents - beginning	5,455	19,554
Cash and cash equivaletns - ending	$ -	$ 185,406

The accompanying notes are an integral part of the consolidated financial statement.

- F7 -

MILLIONAIRE.COM AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
JUNE 30, 2001

For The Six Months Ended June 30, 2001 2000
CASH PAID DURING THE YEAR FOR:
Interest expense	$ -	$ 57,104
Income taxes	$ -	$ -

NON CASH FINANCING ACTIVITIES:

Six months ended June 30, 2001

During the six months ended June 30, 2001, 18,200 compensatory stock options vested. The options have an exercise price of $1.00. At the time of grant, the fair value of common stock was $4.00 per share. The vested stock options resulted in $54,600 in compensation expense during the six months ended June 30, 2001.

Also, 196,000 compensatory stock options were forfeited with an exercise price of $1.00. At the time of grant, the fair value of common stock was $4.00 per share. The forfeited stock options resulted in $588,000 of deferred compensation expense being reclassed against additional paid-in capital.

The accompanying notes are an integral part of the consolidated financial statement.

- F8 -

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001

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

      Life Style Media Properties, Inc. ("LMPI"), which was incorporated under the laws of the state of Delaware on August 14, 1998 (see Note 6) ("LMPI").

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

- F9 -

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a) Basis of Presentation (continued)

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of June 30, 2001, the Company has a working capital deficit of $4,250,892. The Company's loss from operation for the years ended December 31, 2001 were $6,158,631 and $6,284,231, respectively, and the loss from operations for the six months ended June 30, 2001 was $952,109. In addition, the Company is currently involved in various lawsuits for which management is currently unable to determine whether there will be a material impact on its results of operations, financial position or cash flows (see Notes 7 and 10).

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

b) Line of Business

The Company is a magazine publisher. During 1999 and part of 2000, the Company had an auction gallery and was also engaged in the business of buying and selling antiques and other luxury goods (see Note 13).

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

- F10 -

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001

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

- F11 -

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

. k) Software

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

.

- F12 -

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001

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

m) Trademarks

Trademarks are stated on the cost basis. Amortization is calculated using the straight-line method over 5 years. Trademarks are periodically reviewed for impairment of carrying amount as compared to the fair value of the assets. In order to measure any impairment the Company evaluated whether there were any events or circumstances that occurred that may have affected the carrying amount of the intangible. Management believes that no such events have occurred as of December 31, 1999. In the event that management determines that a triggering event has occurred, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The future cash flows that would be used are the future cash inflows expected to be generated by the asset less the future cash outflows expected to be necessary to obtain those inflows. When the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss in accordance with SFAS 121 would be recognized. As of December 31, 2000, the balance of trademarks was $-0- (see Note 7).

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

- F13 -

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

p) Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, factor receivables, inventory, accounts payable and accrued expenses, convertible debt and long-term debt. The carrying amounts of cash, accounts receivable, due from factor and accounts payable and accrued expenses approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of long-term borrowings was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates the carrying amounts as of June 30, 2001 and 2000.

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

r) Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2001 and 2000, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

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

- F14 -

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

s) Stock-Based Compensation (continued)

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

The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. For the six months ended June 30, 2001 and 2000, there were 2,000,000 and 2,700,000 common stock options that could potentially dilute EPS, respectively

The shares used in the computation of loss per share, were as follows:

	June 30, 2001 2000
Basic	10,164,237	8,749,813
Diluted	10,164,237	8,749,813

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

- F15 -

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

v) New Accounting Pronouncements

On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", was approved by the Financial Accounting Standards board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined that impact, if any, that this statement will have on its consolidated financial position or results of operations.

NOTE 2 - FACTORING OF ACCOUNTS RECEIVABLE

On March 8, 2000, the Company entered into an Agreement to transfer certain accounts receivable with recourse to a funding company. The funding company will advance 85% of the advertising invoices on all approved accounts. This agreement remains in effect for one year and may be extended at the option of the funding company. As of June 30, 2001 and December 31, 2000, there were $65,460 and $201,642 receivables being factored with recourse, respectively. There is an allowance set up totaling $11,552 and $122,392, and a balance payable to the factor totaling $65,460 and $118,682 for advances received less certain fees.

NOTE 3 - INVENTORY

	June 30, 2001	December 31, 2000
Antiques and other luxury goods	$	$ 372,727
Less: inventory reserve		(200,000)
Inventory, net	$ 109,435	$ 172,727

- F16 -

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company had various related party transactions with officers and employees. Related party receivables and payables are as follows:

Employee and related party advances

	June 30, 2001	December 31, 2000
Employee advances - magazine	$ 179,893	$ 21,389
Employee advances - internet	(90,000)	29,604
Total due from related parties	$ 89,893	$ 50,993

These advances to the Company are payable on demand, unsecured and non-interest bearing.

Due to related parties

	June 30, 2001	December 31, 2000
Due to President	$ 162,102	$ 69,977
Due to Vice-President	97,241	22,557
Total to due to related parties	$ 259,343	$ 92,534

NOTE 5 - PROPERTY AND EQUIPMENT

Property and Equipment is summarized as follows:

	June 30, 2001	December 31, 2000
Office equipment	$ 108,001	$ 108,041
Auction equipment and improvements	48,227	48,227
Furniture and fixtures	67,322	67,322
Leasehold improvements	34,803 258,353	34,803 258,393
Less: accumulated depreciation and amortization	(142,712)	(69,497)
Property and equipment, net	$ 115,641	$ 188,896

Depreciation and amortization expense for the six months ended June 30, 2001 and 2000, was $101,215 and $232,152, respectively.

- F17 -

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001

 NOTE 6 - GOODWILL/ACQUISITIONS AND MERGERS

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

As described more fully in Notes 7 and 9, the Company was in litigation with LMC over the use of the trademarks as of December 31, 2000. The Company ceased amortization of goodwill during August 2000. The stock of LMPI was seized by the seller or LMC. As of December 31, 2000, goodwill totaling $28,997 was deemed impaired and offset against the forgiveness of debt.

- F18 -

MILLIONAIRE.COM AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001

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

During August 2000, in order to insure that publication of the Company's magazine was not interrupted and to protect advertisers, vendors, distributors and other suppliers from claims of trademark infringement, the Company decided to change the name of its magazine from "Millionaire" to "Opulence". The Company ceased amortization of the trademarks during August 2000, upon the change of magazine names. As a result of the decision to change the name of the magazine, the Trademarks were deemed to be impaired assets and the carrying value of $1,089,553 was written off.

- F19-

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001

NOTE 7 - TRADEMARK (Continued)

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

NOTE 8 - NOTE PAYABLE

The note payable balance as of June 30, 2001 and 2000, consisted of a note payable to a finance company in the amount of $7,812. The note accrues interest at a rate 9% per annum, is unsecured and was payable in full by February 18, 1999. There were no loan covenants associated with the note. As of June 30, 2001 and December 31, 2000, the Company was in a dispute with the creditor and currently was in default of the loan. Interest is still being accrued on this loan and is included in accounts payable and accrued expenses.

NOTE 9 - CONVERTIBLE DEBT

On January 24, 2000, the Company entered into two separate unsecured promissory notes payable. Both notes payable have substantially the same terms and totaled $1,750,000. The notes payable were received from current shareholders of the Company. The notes bear interest at a rate of 7% per annum. There are no required principal or interest payments on the notes until their maturities on January 24, 2001. The notes are convertible, at the option of the holders, to shares of common stock of the Company at any time prior to January 24, 2001 at a price of $1.25 per share. The excess of the aggregate fair value of common stock that the holder received upon issuance of the promissory notes approximated $1,302,000. This amount was recorded as interest expense during the year ended December 31, 2000. During the six months ended June 30, 2001, the Company defaulted on payment of this note.

- F20 -

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001

NOTE 9 - CONVERTIBLE DEBT (Continued)

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

During the six months ended June 30, 2001, $67,000 in additional financing was received by the Company.

- F21 -

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

      - F22 -

      MILLIONAIRE.COM AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      JUNE 30, 2001

      NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

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

      Smith Gambrell and Russell v. Millionaire.com. Plaintiffs brought this action against the Company for failure to pay $90,773 of legal fees. Management denies that Smith Gambrell and Russell are entitled to any amount for legal services and intends to assert a claim for $110,000 for amounts previously paid to Smith Gambrell and Russell. As of June 30, 2001 and 2000, the Company has accrued $91,000 relating to this action.

      - F23 -

      MILLIONAIRE.COM AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      JUNE 30, 2001

      NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

      Broadus and Associates, Inc. v. Millionsair.com. Plaintiff was a provider of services to the Company's magazine division and asserted a claim for $53,373. Management denies the claim, but does admit that some amount is due. As of June 30, 2001 and December 31, 2000, management has accrued $40,000 relating to these services.

      World Graphics Companies v. Millionaire.com. Plaintiffs were a provider of services to the Company's magazine division and asserted a claim for $6,233. This claim was settled during 2000.

      Earthlink v. Millionaire.com. Earthlink is a provider of internet services through a mall site agreement dated December 31, 1999. Earthlink claims a total of $75,000 is due for services rendered under this agreement. As of June 30, 2001 and December 31, 2000, $75,000 is accrued for by the Company.

      Quebecor World (USA) v. Millionaire.com. Quebecor was a provider of printing services to the Company's magazine division. They have demanded for payment of $580,000 for these services. As of June 30, 2001 and December 31, 2000, this amount is accrued for by the Company.

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

- F24 -

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

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

c) Proposed Public Offering (continued)

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

- F25 -

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 11 - STOCKHOLDERS' EQUITY

The Company has two types of stock:

Common Stock

Common stock consists of 50,000,000 shares of authorized $.001 par value common stock of which 10,164,237 were outstanding at June 30, 2001 and December 31, 2000, respectively.

Preferred Stock

Preferred stock consists of 5,000,000 shares of authorized $.001 par value preferred stock. As of June 30, 2001 and December 31, 2000, there were no issued or outstanding shares of preferred stock.

Deferred Compensation

On December 15, 1998, 970,000 stock options were granted at an exercise price of $1.00 and the fair value was determined to be $4.00. The total potential compensation expense that may be recognized in the Company's financial statements is $2,910,000. The stock options vest over a five-year period. During the six months ended June 30, 2001, the Company recognized compensation expense of $54,600, along with a corresponding reduction of additional paid-in capital. This resulted from the ratable recognition of compensatory stock options expense. The Company recognized $588,000 of forfeited deferred compensation and additional paid-in capital during the six months ended June 30, 2001, respectively.

- F26 -

MILLIONAIRE.COM AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001

 NOTE 12 - SEGMENT INFORMATION

The accounting policies used to develop segment information correspond to those described in the summary of accounting policies. In addition, the Company does not allocate certain corporate expenses to its segments. Segment profit or loss is based on profit or loss is based on profit or loss from operations before income taxes. There are no sales or transfers between segments. The reportable segments are distinct business unit operating in different industries. They are separately managed, with separate marketing and distribution systems.

As of December 31, 2000, auction operations have been discontinued; therefore, auction operations is shown in discounted operations on the statement of operations.

As of June 30, 2001 and December 31, 2000, the Company had also derived revenue from internet advertising. Revenue from internet advertising has been deemed immaterial for segment reporting purposes.

NOTE 13 - DISCONTINUED OPERATIONS

Discontinued operations relate to the Company shutting down its auction house during December 31, 2000. Loss on discontinued operations is as follows:

	For the Year Ended December 31, 2000 1999
Auction Income	$ 589,438	$ 565,230
Cost of sales	(728,758)	(651,811)
Gross profit	(139,320)	(86,581)
Selling, general and administrative and other expenses	(618,260)	(1,115,149)
Loss on discontinued operations	$ (757,580)	$(1,201,730)

As of December 31, 2000, the Company is still pursuing the auction of inventory and equipment. The Company will sell off the inventory at cost and utilize the equipment.

As of June 30, 2001, these operations are shown as discontinued.

- F27 -

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

General

The Company publishes a magazine under the trademark "Opulence" eight to twelve times each year. The Company also operates an e-commerce site at www.opulence.com and sells fine art, antiques and collectibles through their magazine, website and by consigning these items to upscale existing auction houses throughout the United States.

For the period from the inception of the business in February 1995 through December 15, 1998 we did not conduct any business. From December 15, 1998 to the present, our operating activities have consisted primarily of recruiting personnel, purchasing operating assets, establishing vendor relationships and developing the infrastructure required to support the businesses that we are engaged in, including development of the computer systems required to conduct business over the Internet. As a result of these activities, net losses have been incurred. We expect to expand our marketing staff to increase the "Opulence" brand loyalty and advertising sales. We expect to experience net losses through the third quarter of the year 2001.

Results of Operations

Revenue

Revenue derived from the magazine are generated from the sale of advertising, as well as the sale of the magazines themselves through subscriptions, bookstore distribution and controlled circulation. Revenue is also generated by consigning Company owned goods to existing non company owned auction houses. We also lease mall space and rent catalog space on our website at www.opulence.com.

Advertising revenue for the six months ended June 30, 2001 and 2000 was $245,364 and $1,732,694, respectively, representing a decrease of $1,487,330. Magazine sales for the six months ended June 30, 2001, and 2000 were $79,948 and $188,419, respectively, representing a decrease of $108,471 or 57.6%. Revenues for the Internet were $63,085 for the three months ended June 30, 2001.

 Advertising revenue for the three months ended June 30, 2001 and 2000 were $169,241 and $1,142,448, respectively, representing a decrease of $973,207. Magazine sales for the three months ended June 30, 2001, and 2000 were $38,689 and $114,934, respectively, representing an decrease of $76,245 or 66.3%.

Revenues from the Internet were $25,077 for the three months ended June 30, 2001 and $-0- the three months ended June 30, 2000. The decrease in revenue can be attributed to management's reorganization of the business.

Bad debt expense (recovery) for the six months ended June 30, 2001 was $(33,897) or 1.7% of sales. Bad debt expense for the six months ended June 30, 2000 was $100,000 or 25.7% of sales.

Bad debt expense for the three months ended June 30, 2001 was $(36,577) or 15.6% of sales. Bad debt expense for the three months ended June 30, 2000 was $-0-. Management enlisted a factoring group during 2000 to formalize the credit approval process as well as to collect the accounts for which the reserve was provided.

During the six months and three months ended June 30, 2001, we exchanged magazine advertisements for goods and services with an approximate value of $___________ and $__________. These non-monetary transactions have been accounted for under APB Opinion No. 29, Accounting for Non-monetary Transactions and EITF issue No. 93-11, Accounting for Barter Transactions Involving Barter Credits. The non-monetary transactions were accounted for based on the fair value of the goods exchanged. An impairment of the non-monetary asset exchanged is recognized prior to recording the exchange if the fair value of the advertising space exchanged has a fair value greater than the goods or services received. The impairment is measured as the amount by which the carrying amount of the asset exceeds its fair value. Accordingly, the accompanying financial statements reflect only cash transactions.

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

Constraints on Revenue Growth. Delays in the development of our website resulted in less advertisement sales during 2000. Today, with the website complete and continuously evolving, we are able to offer Mall Space to advertisers. The "Space" being rented is in actuality a link to the advertisers site. The advertiser pays $3,800 for the link on an annual basis. 1,700 links are available. For the three months ended June 30, 2001, $38,008 of gross revenue has been generated.

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

Cost of goods sold (exclusive of depreciation and amortization) related to publishing for the six months ended June 30, 2001 was $260,476 or 67.0% of net magazine and advertising sales compared to $1,582,115 for the six months ended June 30, 2000 or 82.3%.

Cost of goods sold (exclusive of depreciation and amortization) related to publishing for the three months ended June 30, 2001 was $143,675 or 62.7% of net magazine and advertising sales compared to $868,677 for the three months ended June 30, 2000 or 69.1%. The decrease in cost of publishing as a percentage of magazine and advertising sales resulted from the reorganization of the company.

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

Selling, General and Administrative Expenses were $867,550 or 223.3% of net sales for the six months ended June 30, 2001, compared to $2,608,930 or 135.8% of net sales for the six months ended June 30, 2000. The decrease of $1,741,380 resulted mainly from the issuance of Common Stock and Options as compensation during the three months ended June 30, 2000.

Selling, General and Administrative Expenses were $213,210 or 91.5% of net sales for the three months ended June 30, 2001, compared to $761,745 or 60.6% of net sales for the three months ended June 30, 2000. The decrease of $598,265 resulted mainly from the issuance of Common Stock and Options as compensation during the three months ended June 30, 2000.

Other Income, (Expense)

Other income (expense), was $(26,106) and $(15,522), for the six months ended June 30, 2001 and June 30, 2000, respectively. Interest income during the six months ended June 30, 2001, was attributed primarily to the interest earned on the cash and certificate of deposits resulting from the cash received from capital raised during 2000.

Other income (expense), was $(13,717) and $(227,979), for the three months ended June 30, 2001 and June 30, 2000, respectively. Interest income during the three months ended June 30, 2001, was attributed primarily to the interest earned on the cash and certificate of deposits resulting from the cash received from capital raised during 2000.

Interest expense relating to the stated interest rates of our debt was $31,560 for the three months ended June 30, 2001.

Stock issuance expenses of $1,587,260 and $228,734 for the six months and three months ended June 30, 2000, resulted from the issuance of convertible debt at a discounted conversion feature.

Income Taxes

We incurred a net loss of $952,108 for the six months ended June 30, 2001 compared to a net loss of $3,925,784 for the six months ended June 30, 2000.

We incurred a net loss of $24,361 for the three months ended June 30, 2001 compared to a net loss of $649,071 for the three months ended June 30, 2000. There were no current or deferred provisions for income taxes. At June 30, 2001 and 2000, we had deferred tax assets primarily relating to net operating losses.

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

Discontinued Operations

Discontinued operations relate to the Company shutting down its auction house during the year ended December 31, 2000. The auction house held auctions during 2000 and conducted retail sales. The income (loss) from auction operations for the six months and three months ended June 30, 2001 was $(153,590) and $113,234.

Liquidity and Capital Resources

Cash Inflows and Outflows

Operating Activities. Net cash used in operating activities amounted to $435,782 for the six months ended June 30, 2001 compared to net cash used in operating activities of $1,978,169 for the six months ended June 30, 2000. The net cash used in operations was primarily attributable to the net losses from operations of $952,109 and $3,925,784 for the respective periods indicated.

Investing Activities. Net cash provided by investing activities amounted to $10,978 and $153,451 for the six months ended June 30, 2001 and June 30, 2000, respectively.

Financing Activities. Our operations have been financed primarily through the sale of common stock in a Section 504, Regulation D offering in 1998 that netted proceeds of approximately $945,000 and a private placement begun in 1998 and completed in January, 2000, that netted proceeds of approximately $4,632,474. As part of the purchase price of the trademarks purchased from Lifestyle Media Corporation, Lifestyle Media Acquisition Corporation entered into a long-term debt agreement with the shareholders of Lifestyle Media Corporation. The initial balance entered into was $1,674,595 of which $300,000 was paid prior to closing. This note had a five year amortization and was secured by the "Millionaire" trademark. There are no operating covenants associated with this debt. On January 24, 2000, we entered into two separate unsecured convertible promissory notes payable in the aggregate amount of $1,750,000. The notes payable were received from two of our current shareholders, who, in aggregate own more than 5% of our outstanding common stock. These notes are in default as of January 24, 2001. On June 29, 2000, we entered into three separate unsecured convertible promissory notes payable in the aggregate amount of $195,000. The notes payable were received from three of our current shareholders. $35,000 principal amount is currently outstanding under these notes, $10,000 was repaid and the remaining $150,000 principal amount was converted into shares of our common stock. On August 24, 2000, we entered into 3 separate unsecured promissory notes payable in the aggregate amount of $300,000. The notes payable were received from three of our current shareholders. The amounts due under the notes were converted into shares of our common stock in September 2000. During the three months ended June 30, 2001, the Company received $67,000 additional financing through loans.

We anticipate requiring additional cash to support the anticipated growth in accounts receivable and inventory. We expect our operating expenses to decrease even as we continue to expand the "Opulence" brand. We have eliminated clerical help and increased our marketing staff who work either on a draw against commission or on a commission basis. We expect to incur losses through the third quarter of the year 2001 and as a result we will need to raise additional cash to finance accounts receivable, capital expenditures and operating expenses.

As described in Note 1, to the accompanying financial statements, there is a doubt as to our ability to continue as a going concern. We have incurred a loss of $952,109 for the six months ended June 30, 2001 and $6,158,631 for the years ended December 31, 2000, and have an accumulated deficit of $14,134,274 as of June 30, 2001.

We are considering various sources of financing, such as the issuance of additional equity or debt securities or obtaining further credit facilities. As of March 2000, management has engaged a factoring firm to help collect accounts receivable as well as establish credit lines for existing customers. Should adequate financing not be available on a timely basis, merger discussions with other auction and luxury space providers, as well as other luxury publications, would be entered into in an effort to maximize the value of the existing assets and brand established and operated by the company.

 PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 3. DEFAULTS UPON SENIOR SECURITY - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits - None

B. Reports on Form 8-K - None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLIONAIRE.COM
(Registrant)

Date: August 20, 2001 By:/s/ Robert L. White
Robert L. White, Chief Executive Officer

By:/s/__________________________________
Principal Financial and Accounting Officer