Form 10QSB
period 2001-09-30
MILLIONAIRE COM
filed 2001-12-14
CIK 1079916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended - SEPTEMBER 30, 2001
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission File Number 000-28601

MILLIONAIRE.COM INC.

(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	23-2970840 (IRS Employer Identification No.)

18 Plantation Park Drive, Bluffton, South Carolina 29910
(Address of principal executive offices)

(843)757-0010
(Issuer's telephone number)

7 Plantation Park Drive, Bluffton, South Carolina 29910
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 18, 2001: 10,887,237 shares $.01 par value common stock.

Transitional Small Business Disclosure Format (check one) Yes No ✓ .

FORM 10-QSB

MILLIONAIRE.COM AND SUBSIDIARIES

TABLE OF CONTENTS

PAGE
PART 1. Financial Information
Item 1. Financial Statement	F1 - F
Item 2. Management's Discussion and Analysis or Plan of Operation
PART II. Other Information
Item 1. Legal Proceedings
Item 2. Defaults Upon Senior Securities
Item 3. Exhibits and Reports on Form 8-K
SIGNATURES

PART I - ITEM 1. FINANCIAL INFORMATION

Millionaire.com, Inc.
Consolidated Balance Sheet
September 30, 2001
(Unaudited)
ASSETS Current Assets Inventories	$109,436
Total Current Assets	109,436
Property and equipment, net	204,731
Other Assets	79,057
$393,224
LIABILITIES AND STOCKHOLDERS' (DEFICIT) Current Liabilities Bank overdraft	$229,449
Accounts payable	1,678,737
Accrued expenses	664,221
Due to related parties	326,743
Other current liabilities	44,619
Deferred revenue	132,136
Convertible notes	1,822,000
Total Current Liabilities	4,897,905
Stockholders' (Deficit) Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	-
Common stock, $.01 par value, 50,000,000 shares authorized, 10,164,237 shares issued and outstanding	10,164
Paid in capital	10,317,965
Accumulated deficit	(14,341,410)
Deferred compensation	(491,400)
(4,504,681)
$393,224

Millionaire.com, Inc.
Consolidated Statements of Operations
For the Three Months and Nine Months
Ended September 30, 2001
(Unaudited)
	Three Months		Nine Months
	2001	2000	2001	2000
Revenue Net sales	$273,307	$1,246,411	$661,704	$3,175,886
Operating expenses: Cost of goods and services	198,740	904,941	483,000	2,517,983
General and administrative expenses	261,377	1,077,298	1,137,927	3,691,998
	460,117	1,982,239	1,620,927	6,209,981
Income (loss) from operations	(186,810)	(735,828)	(959,223)	(3,034,095)
Other (income) expense:
Interest expense	31,992	139,988	94,378	1,715,041
Other income	(11,666)	(250,041)	(47,946)	(272,874)
	20,326	(110,053)	46,432	1,442,167
(Loss) from continuing operations	(207,136)	(625,775)	(1,005,655)	(4,476,262)
Discontinued operations:
(Loss) from operation of discontinued subsidiary	-	(1,665)	(153,590)	(76,962)
Net (loss)	$(207,136)	$(627,440)	$(1,159,245)	$(4,553,224)
Per share information:
Weighted average shares outstanding - basic and fully diluted	10,164,237	8,763,095	10,164,237	8,754,734
Net (loss) per share
Continuing operations	$(0.02)	$(0.07)	$(0.10)	$(0.51)
Discontinued operations	-	(0.00)	(0.02)	(0.01)
	$(0.02)	$(0.07)	$(0.11)	$(0.52)
NEED TO BREAK DISCONTINUED OPERATIONS FOR 3 AND 9 MOS END 9/30/2000

Millionaire.com, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2001 and 2000
(Unadited)
	2001	2000
Cash flows from operating activities:
Net cash (used in) operating activities	$(536,113)	$(2,413,126)
Cash flows from investing activities:
Net cash provided by investing activities	-	153,289
Cash flows from financing activities:
Net cash provided by financing activities	530,658	2,354,253
Net increase (decrease) in cash	(5,455)	94,416
Beginning - cash and cash equivalents	5,455	19,554
Ending - cash and cash equivalents	$-	$113,970

MILLIONAIRE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(UNAUDITED)

(1) Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2000 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

(2) Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.

(3) Impairment of Long Lived Assets

Long lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not identified any impairment losses as of September 30, 2001.

(4) Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", which requires use of the liability method. FAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled, or realized.

The Company's deferred tax asset resulting from net operating loss carryforwards is fully offset by a valuation allowance. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

The provision for income taxes differs from the amount computed by applying the statutory rate of 34% to income before income taxes due to the effect of the net operating loss.

(5) Contingencies

Litigation

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

Broadus and Associates, Inc. v. Millionsair.com. Plaintiff was a provider of services to the Company's magazine division and asserted a claim for $53,373. Management denies the claim, but does admit that some amount is due. As of September 30, 2001 and December 31, 2000, management has accrued $40,000 relating to these services.

World Graphics Companies v. Millionaire.com. Plaintiffs were a provider of services to the Company's magazine division and asserted a claim for $6,233. This claim was settled during 2000.

Earthlink v. Millionaire.com. Earthlink is a provider of internet services through a mall site agreement dated December 31, 1999. Earthlink claims a total of $75,000 is due for services rendered under this agreement. As of September 30, 2001 and December 31, 2000, $75,000 is accrued for by the Company.

Quebecor World (USA) v. Millionaire.com. Quebecor was a provider of printing services to the Company's magazine division. They have demanded for payment of $580,000 for these services. As of September 30, 2001 and December 31, 2000, this amount is accrued for by the Company.

SEC Investigation

During March 1999, the Company received a subpoena from the Securities and Exchange Commission in connection with an investigation the SEC had begun into Millionaire.com. The Company provided the SEC with documents in response to the subpoena and some employees provided testimony. Management has cooperated fully with the SEC in this matter. During October 2001 an officer of the Company agreed to pay $25,000 to settle the investigation. This amount has been accrued at September 30, 2001.

(6) Segment Information
	Three Months 2001 2000		Nine Months 2001 2000
(Loss) from reportable segments:	$ (186,810)	$ (735,828)	$ (959,223)	$(3,034,095)
Other Income (loss)	(20,326)	110,053	(46,432)	(1,442,167)
(Loss) from discontinued operations	-	(1,665)	(153,590)	(76,962)
Net (loss)	$ (207,136)	$ (627,245)	$(1,159,245)	$(4,553,224)

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

Revenue for the nine months ended September 30, 2001 and 2000 was $661,704 and $3,175,886 respectively, representing a decrease of $2,514,182. This decrease resulted from a reduction in the number of monthly issues published. Monthly issues published for the nine months ended September 30, 2001 and 2000 were four and eight respectively. A decrease in advertising sales personnel also contributed to the decrease.

Revenue for the three months ended September 30, 2001 and 2000 were $273,307 and $1,246,411, respectively, representing a decrease of $969,104. This decrease resulted from a reduction in the number of monthly issues published. Monthly issues published for the three months ended September 30, 2001 and 2000 were one and three respectively. A decrease in advertising sales personnel also contributed to the decrease.

During the nine months and three months ended September 30, 2001, we exchanged magazine advertisements for goods and services with an approximate value of $396,815 and $50,207. These non-monetary transactions have been accounted for under APB Opinion No. 29, Accounting for Non-monetary Transactions and EITF issue No. 93-11, Accounting for Barter Transactions Involving Barter Credits. The non-monetary transactions were accounted for based on the fair value of the goods exchanged. An impairment of the non-monetary asset exchanged is recognized prior to recording the exchange if the fair value of the advertising space exchanged has a fair value greater than the goods or services received. The impairment is measured as the amount by which the carrying amount of the asset exceeds its fair value. Accordingly, the accompanying financial statements reflect only cash transactions.

Cost of Goods and Services

Cost of goods and services for the nine months ended September 30, 2001 and 2000 was $483,000 and $2,517,983 respectively, representing a decrease of $2,034,983. This decrease resulted from a reduction in the number of monthly issues published. Monthly issues published for the nine months ended September 30, 2001 and 2000 were four and eight respectively. A decrease in advertising sales personnel also contributed to the decrease.

Cost of goods and services for the three months ended September 30, 2001 and 2000 was $198,740 and $904,941 respectively, representing a decrease of $706,201. This decrease resulted from a reduction in the number of monthly issues published. Monthly issues published for the three months ended September 30, 2001 and 2000 were one and three respectively. A decrease in advertising sales personnel also contributed to the decrease.

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

Selling, General and Administrative Expenses were $1,137,927 or 172% of net sales for the nine months ended September 30, 2001, compared to $3,691,998 or 116% of net sales for the nine months ended September 30, 2000. The decrease of $2,554,071 resulted mainly from the issuance of Common Stock and Options as compensation during the nine months ended September 30, 2000.

Selling, General and Administrative Expenses were $261,377 or 96% of net sales for the three months ended September 30, 2001, compared to $1,077,298 or 86% of net sales for the three months ended September 30, 2000. The decrease of $815,921 resulted mainly from the issuance of Common Stock and Options as compensation during the three months ended September 30, 2000.

Other Income, (Expense)

Other income was $47,946 and $272,874 for the nine months ended September 30, 2001 and September 30, 2000, respectively. Interest income during the nine months ended September 30, 2000, was attributed primarily to the interest earned on the cash and certificate of deposits resulting from the cash received from capital raised during 2000.

Other income was $11,666 and $250,041 for the three months ended September 30, 2001 and September 30, 2000, respectively. Interest income during the three months ended September 30, 2000, was attributed primarily to the interest earned on the cash and certificate of deposits resulting from the cash received from capital raised during 2000.

Interest Expense

Interest expense was $94,378 and $1,715,041 for the nine months ended September 30, 2001 and September 30, 2000, respectively. This decrease resulted from the notes payable being converted to stock.

Interest expense was $31,992 and $139,988 for the three months ended September 30, 2001 and September 30, 2000, respectively. This decrease resulted from the notes payable being converted to stock.

Discontinued Operations

Discontinued operations relate to the Company shutting down its auction house during the year ended December 31, 2000. The auction house held auctions during 2000 and conducted retail sales. The income (loss) from auction operations for the nine months and three months ended September 30, 2001 was $(153,590) and $0.

Liquidity and Capital Resources

Cash Inflows and Outflows

Operating Activities. Net cash used in operating activities amounted to $536,113 for the nine months ended September 30, 2001 compared to net cash used in operating activities of $2,413,126 for the nine months ended September 30, 2000. The net cash used in operations was primarily attributable to the net losses from operations of $1,159,245 and $4,553,224 for the respective periods indicated.

Investing Activities. Net cash provided by investing activities amounted to $0 and $153,289 for the nine months ended September 30, 2001 and September 30, 2000, respectively.

Financing Activities. Our operations have been financed primarily through the sale of common stock in a Section 504, Regulation D offering in 1998 that netted proceeds of approximately $945,000 and a private placement begun in 1998 and completed in January, 2000, that netted proceeds of approximately $4,632,474. As part of the purchase price of the trademarks purchased from Lifestyle Media Corporation, Lifestyle Media Acquisition Corporation entered into a long-term debt agreement with the shareholders of Lifestyle Media Corporation. The initial balance entered into was $1,674,595 of which $300,000 was paid prior to closing. This note had a five year amortization and was secured by the "Millionaire" trademark. There are no operating covenants associated with this debt. On January 24, 2000, we entered into two separate unsecured convertible promissory notes payable in the aggregate amount of $1,750,000. The notes payable were received from two of our current shareholders, who, in aggregate own more than 5% of our outstanding common stock. These notes are in default as of January 24, 2001. On June 29, 2000, we entered into three separate unsecured convertible promissory notes payable in the aggregate amount of $195,000. The notes payable were received from three of our current shareholders. $35,000 principal amount is currently outstanding under these notes, $10,000 was repaid and the remaining $150,000 principal amount was converted into shares of our common stock. On August 24, 2000, we entered into 3 separate unsecured promissory notes payable in the aggregate amount of $300,000. The notes payable were received from three of our current shareholders. The amounts due under the notes were converted into shares of our common stock in September 2000. During the three months ended September 30, 2001, the Company received $159,783 additional financing through loans.

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

As described in Note 1, to the accompanying financial statements, there is a doubt as to our ability to continue as a going concern. We have incurred a loss of $1,159,245 for the nine months ended September 30, 2001 and $6,158,631 for the year ended December 31, 2000, and have an accumulated deficit of $14,341,410 as of September 30, 2001.

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

MILLIONAIRE.COM
(Registrant)

Date: December 14, 2001 By:/s/ David M. Strong
David M. Strong, Secretary